Form 10QSB
period 2001-09-30
NORTH BANCORP INC
filed 2001-11-13
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
               For the transition period from ________ to ________

                         Commission file number: 0-32639


                               NORTH BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

               Michigan                                      38-2995259
     (State or other jurisdiction                         (I.R.S. employer
    of incorporation or organization)                    identification no.)

                  501 West Main Street, Gaylord, Michigan 49735
                    (Address of principal executive offices)

                                 (989) 732-3502
                           (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At November 5, 2001, there were 525,295 shares of Common Stock of the issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):    Yes: [ ]  No: [X]

NORTH BANCORP, INC.
Index


PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements:

         Condensed Consolidated Balance Sheets - September 30, 2001 and
         December 31, 2000...............................................................................1

         Condensed Consolidated Statements of Income - Three and Nine Months
         Ended September 30, 2001 and 2000...............................................................2

         Condensed Consolidated Statements of Changes in Stockholders' Equity -
         Three and Nine Months Ended September 30, 2001 and 2000.........................................3

         Condensed Consolidated Statements of Cash Flow - Nine Months ended
         September 30, 2001 and 2000.....................................................................4

         Notes to Condensed Consolidated Financial Statements............................................5

Item 2 - Management's Discussion and Analysis or Plan of Operation..................................6 - 11


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...............................................................12


SIGNATURES..............................................................................................13


EXHIBIT INDEX...........................................................................................14

                          PART I--FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

NORTH BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(UNAUDITED)

                                                                                (000s omitted)
                                                                  SEPTEMBER 30, 2001           DECEMBER 31, 2000
                                                                 ------------------           -----------------
ASSETS
Cash and due from banks                                           $   3,765                         $   3,942
Federal funds sold                                                      640                                 -
                                                                  ---------                         ---------
  Cash and cash equivalents                                           4,405                             3,942

Securities available for sale                                        14,903                            10,426
Securities held to maturity                                           1,043                             2,952
Other securities                                                      2,261                             2,024
                                                                  ---------                         ---------
  Total investments                                                  18,207                            15,402

Loans, gross                                                        146,312                           111,035
  Less: allowance for loan losses                                    (1,129)                             (842)
                                                                  ---------                         ---------
    Net loans                                                       145,183                           110,193

Bank premise and equipment, net                                       2,202                             1,825

Accrued interest receivable                                           1,182                             1,010
Other assets                                                          1,342                               908
                                                                  ---------                         ---------
  Total other assets                                                  2,524                             1,918
                                                                  ---------                         ---------
    Total Assets                                                  $ 172,521                         $ 133,280
                                                                  =========                         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits                                      $  17,210                         $  14,327
Interest bearing deposits                                           105,323                            71,324
                                                                  ---------                         ---------
  Total deposits                                                    122,533                            85,651

Borrowed funds                                                       37,951                            40,252
Other liabilities                                                     1,463                             1,389
                                                                  ---------                         ---------
  Total liabilities                                                 161,947                           127,292

Stockholders' Equity
Common stock, $1 par value:                                             525                               329
  Authorized - 3,000,000 at September 30, 2001 and
    500,000 at December 31, 2000
  Issued and outstanding - 525,295 and 329,007 in
    2001 and 2000, respectively
Additional paid-in capital                                            5,994                             2,674
Retained earnings                                                     3,860                             2,927
Accumulated other comprehensive income                                  195                                58
                                                                  ---------                         ---------
  Total stockholders' equity                                         10,574                             5,988
                                                                  ---------                         ---------
    Total Liabilities and Stockholders' Equity                    $ 172,521                         $ 133,280
                                                                  =========                         =========

NORTH BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                                (000S OMITTED, EXCEPT PER SHARE DATA)
                                                     THREE MONTHS ENDED SEPT. 30      NINE MONTHS ENDED SEPT. 30
                                                     ---------------------------      --------------------------
                                                        2001         2000                 2001        2000
                                                        ----         ----                ----        ----
INTEREST INCOME
  Interest and fees on loans                            $3,306       $2,394            $9,137          $6,215
  Investment securities:
    Taxable                                                162          189               596             556
    Tax-exempt                                              20           18                72              47
  Federal funds sold                                         7            3                17               7
                                                        ------       ------            ------          ------
      Total interest income                              3,495        2,604             9,822           6,825

INTEREST EXPENSE
  Deposits                                               1,241          853             3,430           2,168
  Borrowings                                               592          544             1,871           1,331
                                                        ------       ------            ------          ------
      Total interest expense                             1,833        1,397             5,301           3,499
                                                        ------       ------            ------          ------
Net interest income                                      1,662        1,207             4,521           3,326
Provision for loan losses                                  224          134               579             339
                                                        ------       ------            ------          ------
Net interest income after provision for loan losses      1,438        1,073             3,942           2,987


OTHER INCOME
Service charges on deposit accounts                        108          102               330             329
Loan servicing fees                                         16            9                32              27
Sale of real estate mortgages originated for sale           70           26               303              58
Other income                                                74           66               230             234
                                                        ------       ------            ------          ------
      Total other income                                   268          203               895             648

OTHER EXPENSE
Salaries, wages, and benefits                              536          427             1,535           1,212
Occupancy expense                                           40           39               133             138
Equipment and data processing expense                       99           87               279             222
Advertising and public relations                            34           28                94              78
Professional fees                                           52           25               151              81
Office supplies and postage                                 51           31               150              93
Other expense                                              303          219               899             633
                                                        ------       ------            ------          ------
      Total other expense                                1,115          856             3,241           2,457
                                                        ------       ------            ------          ------
INCOME - BEFORE INCOME TAXES                               591          420             1,596           1,178

FEDERAL INCOME TAX EXPENSE                                 199          127               524             399
                                                        ------       ------            ------          ------
NET INCOME                                              $  392       $  293            $1,072          $  779
                                                        ======       ======            ======          ======

EARNINGS PER SHARE                                      $ 0.75       $ 0.95            $ 2.49          $ 2.52
                                                        ======       ======            ======          ======
DIVIDENDS DECLARED PER SHARE                            $ 0.10       $    -            $ 0.20          $ 0.23
                                                        ======       ======            ======          ======

NORTH BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                                                (000S OMITTED)
                                                            THREE MONTHS ENDED SEPT. 30      NINE MONTHS ENDED SEPT. 30
                                                            ---------------------------      --------------------------
                                                             2001              2000             2001              2000
                                                             ----              ----             ----              ----
Balance - beginning of period                              $ 10,138          $  4,865         $  5,988          $  4,456

Net income                                                      392               293            1,072               779
Change in net unrealized gain on securities
  available for sale, net of tax                                 96                58              137                56
                                                           --------          --------         --------          --------

    Total comprehensive income                                  488               351            1,209               835

Dividends declared                                              (52)                -             (139)              (70)

Stock redemption for fractional shares                            -                 -                -                (5)

Issuance of common stock                                          -                 -            3,516                 -
                                                           --------          --------         --------          --------
Balance - September 30                                     $ 10,574          $  5,216         $ 10,574          $  5,216
                                                           ========          ========         ========          ========

NORTH BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                                                    (000S OMITTED)
                                                                                NINE MONTHS ENDED SEPT. 30
                                                                                --------------------------
                                                                                   2001             2000
                                                                                   ----             ----
Cash Flows from Operating Activities
  Net income                                                                    $  1,072          $    779
  Adjustments to reconcile net income to net
   cash from operating activities
     Depreciation                                                                    149               129
     Provision for loan losses                                                       579               339
     Amortization and accretion of securities - Net                                   47                27
     Accrued interest receivable and other assets                                   (516)             (132)
     Other liabilities                                                                 3               (18)
                                                                                --------          --------
        Net cash provided by operating activities                                  1,334             1,124

Cash Flows from Investing Activities
  Purchases of securities available for sale                                      (9,573)             (396)
  Proceeds from maturities of securities available for sale                        5,616               119
  Purchases of securities held to maturity                                          (300)           (1,150)
  Proceeds from maturities of securities held to maturity                          1,850               742
  Purchases of other securities                                                     (237)             (550)
  Net increase in loans                                                          (35,569)          (31,348)
  Purchases of bank premise and equipment                                           (616)             (460)
                                                                                --------          --------
        Net cash used in investing activities                                    (38,829)          (33,043)

Cash Flows from Financing Activities
  Net increase in deposits                                                        36,882            19,421
  Net increase (decrease) in short-term borrowings                               (10,077)            6,832
  Proceeds from long-term borrowings                                               9,050             5,000
  Repayment of long-term borrowings                                               (1,274)             (276)
  Dividends paid to stockholders                                                    (139)              (70)
  Stock redemption                                                                     -                (5)
  Proceeds from issuance of common stock, net of
   offering expenses                                                               3,516                 -
                                                                                --------          --------
        Net cash provided by financing activities                                 37,958            30,902
                                                                                --------          --------
Net increase (decrease) in cash and cash equivalents                                 463            (1,017)

Cash and cash equivalents - January 1                                              3,942             4,157
                                                                                --------          --------
Cash and cash equivalents - September 30                                        $  4,405          $  3,140
                                                                                ========          ========


Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for interest                                      $  5,292          $  3,520
                                                                                ========          ========

NORTH BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

North Bancorp, Inc. (the "Corporation") was incorporated in the State of Michigan in 1991. The Corporation is a bank holding company whose primary purpose is to own and operate First National Bank of Gaylord (the "Bank") as the Bank's sole stockholder. The Bank was organized as a national banking association in 1975 and is headquartered in Gaylord, Michigan. The Bank provides a full range of customary retail and commercial banking services to its primary market area of Otsego County. In 1997, the Bank formed a wholly-owned subsidiary, First of Gaylord Financial Services, Inc., to provide limited insurance agency services to the Bank.


BASIS OF PRESENTATION

The condensed consolidated financial statements of the Corporation include the accounts of First National Bank of Gaylord and First of Gaylord Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements for interim periods are unaudited; however, in the opinion of the Corporation's management, all adjustments necessary for a fair presentation have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation's Form 10-SB/A for 2000 filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year period.


WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 525,295 and 309,670 for the three month periods ended September 30, 2001 and 2000 and 429,942 and 309,670 for the nine month periods ended September 30, 2001 and 2000. The weighted average shares outstanding for 2000 have been adjusted for a 5-for-4 stock split on March 24, 2000 and a 2-for-1 stock split on June 23, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following "Management's Discussion and Analysis or Plan of Operation" provides additional information to assess the condensed consolidated financial statements of the Corporation through the third quarter of 2001. The discussion should be read in conjunction with those statements and the accompanying notes.

The Corporation is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material affect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities which will have such affect if implemented.


FORWARD LOOKING STATEMENTS

In addition to historical information, the following "Management's Discussion and Analysis or Plan of Operation" contains "forward-looking statements" that involve risks and uncertainties. All statements regarding the expected financial position, business, and strategies are forward-looking statements and the Corporation intends for them to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Corporation or management, are intended to identify forward-looking statements. Although the Corporation believes that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on beliefs and assumptions that have been made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from expectations, include, without limitation, the failure of a significant number of borrowers to repay their loans, general changes in economic conditions and interest rates, as well as restrictions imposed by regulations or regulators of the banking industry.


FINANCIAL HIGHLIGHTS

Total assets increased by $39,241,000 or 29% from December 31, 2000 to September 30, 2001. This increase was primarily the result of an increase in loans of $35,277,000 since December 31, 2000. To fund the loan increase, deposits increased by $36,882,000 since December 31, 2000. Year-to-date consolidated net income was $1,072,000 through September 30, 2001 compared to $779,000 for the same period in 2000. Basic earnings per share were $2.49 for the nine months ended September 30, 2001 compared to $2.52 for the nine months ended September 30, 2000. The increase in net income without a corresponding increase in earnings per share was due to a stock offering conducted by the Corporation during the second quarter of 2001.


FINANCIAL CONDITION

INVESTMENTS
Total investments, including securities available for sale, securities held to maturity, and other securities, were $18,207,000 at September 30, 2001, as compared to $15,402,000 at December 31, 2000. The increase of $2,805,000, or 18%, is primarily the result of increased cash flows available from deposits exceeding the cash required to fund loans. Investment securities provide a source of liquidity as well as a means to diversify the risk inherent in the balance sheet.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Following is a summary of the loan mix at September 30, 2001 and December 31, 2000 (000s omitted):

                                                  September 30, 2001               December 31, 2000
                                                  ------------------               -----------------
                                                            Percent of                        Percent of
                                                  Amount    Total Loans           Amount     Total Loans
                                                  ------    -----------           ------     -----------
Loan Category:
   Commercial loans                              $ 42,059        28.7%            $ 30,849       27.8%
   Residential real estate mortgages               55,247        37.8%              40,990       36.9%
   Residential construction mortgages              10,529         7.2%               5,244        4.7%
   Consumer loans                                  38,477        26.3%              33,952       30.6%
                                                 --------     --------            --------     -------
Total loans                                      $146,312       100.0%            $111,035      100.0%
                                                 ========     ========            ========     =======


The Corporation's loan portfolio increased by $35,277,000, or 32%, from $111,035,000 at December 31, 2000 to $146,312,000 at September 30, 2001.
Increases in the portfolio came from all areas with residential mortgages resulting in the largest increase. Residential mortgages increased by $14,257,000 or 35% from $40,990,000 at December 31, 2000 to $55,247,000 at
September 30, 2001. Commercial loans increased by $11,210,000 or 36% from $30,849,000 at December 31, 2000 to $42,059,000 at September 30, 2001.

The Corporation generally places loans on non-accrual status when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The Corporation also places loans on non-accrual status when it deems the collection of such interest unlikely. Loans are returned to a full accrual status when the loan is brought current according to all terms of the loan agreement, all past due principal and interest is paid and the Corporation deems its collateral position adequate to warrant a return to accrual status.

At September 30, 2001, non-performing loans - which include nonaccrual loans and loans 90 or more days past due and still accruing totaled $231,000. The nonaccrual loans of $96,000 were comprised of two loans while the loans 90 or more days past due of $135,000 were comprised of 14 loans. Management fully expects that diligent servicing of these loans will minimize delinquencies.

Loan quality is continually and systematically monitored and reviewed by management. The amount charged to the allowance for loan losses by the Corporation is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of the allowance is dependent upon the total amount of past due and non-performing loans, historical charge-off experience, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of the loan portfolio and particular loans. The allowance for loan losses includes an unallocated amount which involves the exercise of judgment by management and reflects various considerations, including management's view that the allowance should have a margin that recognizes the imprecision inherent in the process of estimating loan losses. In management's opinion, the total allowance for loan losses is adequate relative to the overall quality of the loan portfolio.

The following highlights the allocations of allowances for loan losses as of September 30, 2001 (000s omitted):

                                           Allowance   Percent of                   Percent of Allowance
                                           for Loan       Total         Loans         for Loan Losses to
                                             Losses    Allowance     Outstanding      Loans Outstanding
                                             ------    ---------     -----------      -----------------
Domestic:
   Commercial loans                        $    223       19.8%         $ 42,059              0.53%
   Residential real estate mortgages             29        2.6%           55,247              0.05%
   Residential construction mortgages             5        0.4%           10,529              0.05%
   Consumer loans                               497       44.0%           38,477              1.29%
   Lease financing                                -        n/a                 -               n/a
Foreign                                           -        n/a                 -               n/a
Unallocated                                     375       33.2%                -               n/a
                                           --------    --------         --------
   Total                                   $  1,129      100.0%         $146,312
                                           ========    ========         ========

The activity in the allowance for loan losses for the nine months ended September 30, 2001 and 2000 is presented in the following table (000s omitted):

                                       Three Months Ended Sept. 30         Nine Months Ended Sept. 30
                                       ---------------------------         --------------------------
                                          2001              2000              2001             2000
                                       ----------       ----------         ----------      ----------
Balance - beginning of period           $1,005             $  688             $  842             $  580

Loans charged-off:
  Commercial loans                           -                  -                 26                 17
  Real estate mortgage loans                 -                  -                  -                  -
  Consumer loans                           134                 74                353                192
                                        ------             ------             ------             ------
    Total charge-offs                      134                 74                379                209

Recoveries:
  Commercial loans                           3                  -                  3                 15
  Real estate mortgage loans                 -                  -                  -                  5
  Consumer loans                            31                 11                 84                 29
                                        ------             ------             ------             ------
    Total recoveries                        34                 11                 87                 49

Provision for loan losses                  224                134                579                339
                                        ------             ------             ------             ------
Balance - September 30                  $1,129             $  759             $1,129             $  759
                                        ======             ======             ======             ======

DEPOSITS
Total deposits increased $36,882,000, or 43%, from $85,651,000 at December 31, 2000 to $122,533,000 at September 30, 2001. The deposit increase was the result of an aggressive campaign to increase the core deposit base as a means to fund strong loan demand. In addition to obtaining deposits in the Corporation's local market area, out-of-market certificates of deposit were attracted through a national market system.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the quarter ended September 30, 2001 totaled $1,662,000 and represented an increase of $455,000, or 38%, compared to the same period one year ago. The increase in net interest income was primarily attributable to the increase in the volume of loans; however, this increase was offset by an increase in deposits. The Corporation's net interest margin (on a tax equivalent basis) narrowed from 4.32% for the quarter ended September 30, 2000 to 4.23% for the quarter ended September 30, 2001. The net interest margin has been impacted by the current economic conditions as well as the competitive nature of the Corporation's market. The Corporation, along with its competitors, has experienced tighter interest margins as lending rates decrease at a faster pace than deposit and borrowing rates. Interest income from loans represented 95% of total interest income for the third quarter of 2001 compared to 92% for the same period in 2000.

Net interest income for the nine months ended September 30, 2001 totaled $4,521,000 and represented an increase of $1,195,000, or 36%, compared to the same period one year ago. The Corporation's net interest margin (on a tax equivalent basis) narrowed from 4.45% for the nine months ended September 30, 2000 to 4.22% for the nine months ended September 30, 2001 for the same reasons mentioned in the preceding paragraph. Interest income from loans represented 93% of total interest income through the third quarter of 2001 compared to 91% for the same period of 2000.

PROVISION FOR LOAN LOSSES
The provision for loan losses charged to operations was $224,000 for the quarter ended September 30, 2001 as compared to $134,000 for the quarter ended September 30, 2000. As noted in the "Loans and Allowance for Loan Losses" section, net charge-offs for the quarter ended September 30, 2001 totaled $100,000 as compared to $63,000 for the quarter ended September 30, 2000. The increase in the provision for loan losses during the quarter is the result of the increase in net charge-offs as well as increased loan growth and evidence of adverse economic indicators in the overall economy.

The provision for loan losses charged to operations for the nine months ended September 30, 2001 was $579,000 as compared to $339,000 for the nine months ended September 30, 2000. The increase in the provision was for the same reasons as noted above. For comparison purposes, net charge-offs for the nine months ended September 30, 2001 totaled $292,000 as compared to $160,000 for the nine months ended September 30, 2000.

OTHER INCOME
Other income increased by $65,000 to $268,000 for the quarter ended September 30, 2001 as compared to $203,000 for the quarter ended September 30, 2000. The increase in other income was primarily due to the increased activity on the sale of real estate mortgage loans originated for sale. The gain on the sale of such loans was $20,000 for the quarter ended September 30, 2001 as compared to $7,000 for the quarter ended September 30, 2000. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $50,000 for the quarter ended September 30, 2001 as compared to $19,000 for the quarter ended September 30, 2000.

Other income increased by $247,000 to $895,000 for the nine months ended September 30, 2001 as compared to $648,000 for the nine months ended September 30, 2000. The increase in other income on a year-to-date basis was primarily due to the increased activity on the sale of real estate mortgage loans originated for sale. The gain on the sale of such loans was $54,000 for the nine months ended September 30, 2001 as compared to $14,000 for the nine months ended September 30, 2000. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $249,000 for the nine months ended September 30, 2001 as compared to $44,000 for the nine months ended September 30, 2000.

The Corporation generally sells all 15- to 30-year, fixed rate, residential real estate loans it originates and receives a gain on the sale of such loans. In addition, since the loans are sold with servicing retained, the Corporation records the servicing asset at the time the loans are sold. With the decreasing interest rate environment experienced during 2001, activity in mortgage refinancings have increased resulting in increased income to the Corporation.

OTHER EXPENSE
Other expense increased by $259,000 to $1,115,000 for the quarter ended September 30, 2001 as compared to $856,000 for the quarter ended September 30, 2000. The increase was attributed to an increase of $109,000, or 26%, in personnel costs due to additional staffing necessary to support the Corporation's growth. Professional fees increased during the third quarter of 2001 by $27,000 to $52,000 primarily related to the registration of the Corporation's common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934. The remaining increases in other expense is overall related to the growth of the Corporation during the past year.

Other expense increased by $784,000 to $3,241,000 for the nine months ended September 30, 2001 as compared to $2,457,000 for the nine months ended September 30, 2000. Personnel costs increased by $323,000, or 27%, to $1,535,000 for the nine months ended September 30, 2001 for substantially the same reason noted above. Equipment and data processing expense increased by $57,000 to $279,000 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000; this increase related to increases in depreciation expense and equipment repairs and maintenance. Professional fees increased by $70,000 to $151,000 for the nine months ended September 30, 2001 as compared to $81,000 for the nine months ended September 30, 2000. Office supplies and postage increased by $57,000 to $150,000 for the nine months ended September 30, 2001 as compared to $93,000 for the nine months ended September 30, 2000. This increase, along with other such increases, are due to the overall growth of the Corporation.

FEDERAL INCOME TAX EXPENSE
The provision for federal income tax was 33.7% of pretax income for the quarter ended September 30, 2001 as compared to 30.2% for the quarter ended September 30, 2000.

The provision for federal income tax was 32.8% of pretax income for the nine months ended September 30, 2001 as compared to 33.9% for the nine months ended September 30, 2000.

The difference between the effective tax rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on investments and loans.

NET INCOME
Net income totaled $392,000 for the quarter ended September 30, 2001 as compared to $293,000 for the quarter ended September 30, 2000. Basic earnings per share totaled $0.75 for the quarter ended September 30, 2001 as compared to $0.95 for the quarter ended September 30, 2000.

Net income totaled $1,072,000 for the nine months ended September 30, 2001 as compared to $779,000 for the same period one year ago. Basic earnings per share totaled $2.49 for the nine months ended September 30, 2001 as compared to $2.52 for the nine months ended September 30, 2000.

Per share earnings were affected by additional stock issued in the second quarter of 2001. The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.


LIQUIDITY

The Corporation must maintain an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for the payment of operating expenses. Maintaining adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale," and maturing loans. Federal funds purchased and advances from the Federal Home Loan Bank system represent the Corporation's primary source of immediate liquidity and are maintained at a level to meet immediate needs. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. To be categorized as well capitalized, minimum capital ratios must be maintained as shown in the following table (000s omitted). Actual results are also shown as of September 30, 2001 and December 31, 2000.

                                                                                      Minimum Required to be
                                                                Minimum Required for   Well Capitalized Under
                                                                  Capital Adequacy    Prompt Corrective Action
                                                 Actual                Purposes              Provisions
                                          ------------------    --------------------  ------------------------
AS OF SEPTEMBER 30, 2001:
  Total Capital
    (to Risk Weighted Assets)           $    13,297    10.75%    $    9,895   8.00%     $  12,369    10.00%
  Tier I Capital
    (to Risk Weighted Assets)                12,167     9.83%         4,951   4.00%         7,426     6.00%
  Tier I Capital
    (to Average Assets)                      12,167     8.09%         6,016   4.00%         7,520     5.00%

AS OF DECEMBER 31, 2000:
  Total Capital
    (to Risk Weighted Assets)           $     9,623    10.49%    $    7,338   8.00%     $   9,172    10.00%
  Tier I Capital
    (to Risk Weighted Assets)                 8,780     9.57%         3,669   4.00%         5,503     6.00%
  Tier I Capital
    (to Average Assets)                       8,780     7.87%         4,461   4.00%         5,576     5.00%

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit  Description

  3(ii)  Bylaws of North Bancorp, Inc. as amended and restated September 28,
         2001


(b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NORTH BANCORP, INC.




                                   By:  /s/ John R. Kluck
                                        ----------------------
                                        John R. Kluck
                                        President and Chief Executive Officer







                                   And: /s/ William A. Kirsten
                                        ----------------------
                                        William A. Kirsten
                                        Senior Vice President and
                                        Chief Financial Officer


DATED: November 9, 2001

                                  EXHIBIT INDEX

Exhibit          Description

  3(ii)       Bylaws of North Bancorp, Inc. as amended and restated
              September 28, 2001