Form 10KSB
period 2001-12-31
NORTH BANCORP INC
filed 2002-03-27
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number: 0-32639

                               NORTH BANCORP, INC.
                         (Name of small business issuer)

      Michigan                                          38-2995259
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)

                  501 West Main Street, Gaylord, Michigan 49735
             (Address of principal executive offices with zip code)

                                 (989) 732-3502
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $1.00 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recently completed fiscal year: $14,853,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2002, was $11,316,750.

As of February 28, 2002, there were 525,295 shares of Common Stock of the Issuer issued and outstanding.

Portions of the registrant's 2001 Annual Report, to the extent expressly so stated herein, are incorporated by reference into Parts I and II of this report.

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held May 21, 2002, to the extent expressly so stated herein, are incorporated by reference into Part III of this report.

Traditional Small Business Disclosure Format (check one):    Yes: [ ]   No: [X]

TABLE OF CONTENTS


PART I                                                                                            PAGE

Item 1            Description of Business                                                         2
Item 2            Description of Property                                                        12
Item 3            Legal Proceedings                                                              13
Item 4            Submission of Matters to a Vote of Security Holders                            13

PART II

Item 5            Market for Common Stock and Related Stockholder Matters                        14
Item 6            Management's Discussion and Analysis or Plan of Operation                      15
Item 7            Financial Statements                                                           15
Item 8            Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                                     15

PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                    Compliance With Section 16(a) of the Exchange Act                            16
Item 10           Executive Compensation                                                         16
Item 11           Security Ownership of Certain Beneficial Owners and Management                 16
Item 12           Certain Relationships and Related Transactions                                 16
Item 13           Exhibits and Reports on Form 8-K                                               16

Signatures                                                                                       17

Exhibit Index                                                                                    18


         WITH THE EXCEPTION OF THE STATEMENTS REGARDING HISTORICAL MATTERS AND STATEMENTS REGARDING THE CORPORATION'S CURRENT STATUS, CERTAIN MATTERS DISCUSSED HEREIN ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE", "PLAN", "EXPECT", "INTEND", AND SIMILAR EXPRESSIONS. ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE INTEREST RATE FLUCTUATIONS AND ECONOMIC CONDITIONS, LOSS OF KEY PERSONNEL, COMPETITION, TECHNOLOGICAL CHANGES AND CHANGES IN FEDERAL OR STATE REGULATIONS.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE CORPORATION

         North Bancorp, Inc. (the "Corporation") is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, the Corporation is subject to regulation by the Federal Reserve Board of Governors. In 1975, First National Bank of Gaylord ("Bank") was organized to offer a new banking alternative to the people of Otsego County, Michigan. In 1991, North Bancorp, Inc. was organized to provide the Bank with the corporate governance options of a one-bank holding company. The Bank formed a wholly owned subsidiary, First of Gaylord Financial Services, Inc. in 1997 to provide limited insurance agency services to the Bank. The Corporation exists primarily for the purpose of holding all the stock of the Bank, and of such other subsidiaries as it may acquire or establish.

         The Bank's primary market area is Otsego County. The majority of the Bank's deposits are derived from Otsego County. Similarly, the majority of loans are to individuals and businesses located in Otsego County. However, a significant amount of business is conducted in the various neighboring counties, including Crawford, Montmorency, Cheboygan, Antrim, Charlevoix, Kalkaska, and Oscoda counties.

         Otsego County, located in the northern portion of the Lower Peninsula in Michigan, is 230 miles north of Detroit, Michigan. Otsego County's population of approximately 23,000 has a median age of 37.7 years, according to the 2000 Census. The area's largest employers include Georgia-Pacific (industrial wood products), Reptron (component manufacturer), the City of Gaylord, and Otsego County. The most prominent industries in Otsego County include the manufacturing, tourism, retail, and service industries.

THE BANK

         The Bank is a national banking association, which operates under the laws of the United States of America, pursuant to a charter issued by the Office of the Comptroller of the Currency. The Bank's deposits are insured to the maximum extent allowed by the Federal Deposit Insurance Corporation ("FDIC").

         The Bank provides a wide variety of commercial and consumer banking services to individuals and small- to medium-sized businesses and governmental units. The Bank's services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage and consumer loans and provides safe deposit facilities. The Bank operates two locations in Gaylord and has six automated teller machines (ATM's) in Otsego County which participate in the NYCE system, a regional network, as well as other ATM networks throughout the country. The Bank has a website at www.fnbgaylord.com.

LENDING ACTIVITIES
         The Bank offers a full range of commercial, real estate and personal lending products and services. Loans are concentrated in three major areas: (1) commercial real estate and commercial loans; (2) residential real estate loans;
(3) consumer loans. The board of directors has adopted a loan policy that contains general lending standards and is subject to review and revision. Credit is extended consistent with this comprehensive loan policy.

         The goal of the lending program is to meet the credit needs of the community while using sound credit principles to protect asset quality. The Bank's business and credit strategy is relationship-driven to provide a reliable source of credit and a variety of lending alternatives. When extending credit, decisions are based upon the client's ability to repay the loan from non-speculative sources. The quality and integrity of the borrower is crucial in the loan approval process. Management monitors the performance of the loan portfolio through regular contacts with clients, continual portfolio review, careful monitoring of delinquency reports and reliance on the loan review function.

         The Bank's legal lending limit is approximately $1,995,000 at December 31, 2001. The board has presently established an "in-house" limit of $1,200,000, although the Bank's loan policy permits the board to make exceptions on a case-by-case basis up to the Bank's legal lending limit. Although there are no present plans to do so, the board may from time to time raise or lower the "in-house" limit as it deems prudent to comply with safe and sound banking practices, and to respond to overall economic conditions. The size of the loans the Bank can offer to potential customers is less than the loan size many competitors are able to offer. These limits affect to some degree our ability to seek relationships with the area's larger businesses. The Bank seeks to accommodate loan volumes in excess of its lending limits through the sale of participations in such loans to other banks. However, there is no assurance that such loan participations will be available or be on terms favorable to the Bank.

         Substantially all of the Bank's loans are to customers located within its primary market area. The Bank has no foreign loans. The Bank conducts its lending activities pursuant to a comprehensive loan policy adopted by its board. This loan policy grants individual loan officers authority to make secured and unsecured loans in specific dollar amounts. Senior officers are required to approve all credit decisions when the aggregate credit exposure is in excess of $100,000. The loan officer committee approves credit decisions for loans up to $600,000. The loan and discount committee of the board must approve all loans above $600,000, up to the in-house limit of $1,200,000 if a quorum of the full board is present. The board is responsible for approving all loans that exceed $600,000 not previously approved by the loan and discount committee with a quorum of the full board.

COMMERCIAL LOANS
         The commercial loan portfolio is comprised primarily of loans secured by owner occupied or investor commercial real estate. The portfolio also contains commercial loans secured by other types of collateral, such as equipment, inventory, and other business assets.

         The risks associated with commercial loans vary depending on the borrower's experience and financial situation, repayment ability, collateral, the economic environment, competitive factors, type of business, and other related factors. The Bank mitigates these risks by fully documenting as much information about the borrower, any guarantor, collateral, loan purpose, financial strength, and other information that management believes to be relevant. All information is gathered and taken into account to develop an analysis of the overall risk associated with a proposed commercial loan and whether approval is appropriate. If a commercial loan is granted, management performs on-going monitoring of the various risks originally identified, as well as any new risks. This on-going analysis is accomplished through subsequent, periodic reviews of the borrower's financial statements and tax returns, and credit history. Additionally, the account officer will have conversations with the borrower and conduct periodic inspections of any facilities. These and other monitoring techniques allow management to learn adverse trends earlier when more options for corrective action (if necessary) are available.

         Lines of credit typically are limited to a percentage of the value of the assets securing the line and are priced by a floating rate formula. Lines of credit typically are reviewed annually and are supported by accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, the Bank may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Term loans are typically also secured by the assets of our clients' businesses. Term loans typically have maturities between one to five years, with either floating or fixed rates of interest. Commercial borrowers are required to provide updated personal and corporate financial statements at least annually. The Bank issues standby or performance letters of credit, and can service clients' international needs through correspondent banks. The same underwriting standards for letters of credit apply as they do for funded loans.

RESIDENTIAL LOANS
The residential real estate portfolio consists primarily of first and second mortgage loans for 1-4 family residential properties. The Bank does not maintain the majority of residential real estate portfolio in long-term fixed rate loans due to interest rate risk considerations, but originates a substantial amount of these loans for sale into the secondary market. This is a significant business activity. The Bank's portfolio contains "adjustable rate mortgage" ("ARM") loans typically structured with 30-year maturities and initial rates fixed for between one to three years with subsequent repricing also between one and three years beyond the initial term. It also contains a significant amount of fixed rate residential mortgage loans with balloon features of five years or less. The Bank does, from time to time, originate long-term fixed rate loans for its portfolio. In 2001 a significant amount of long-term fixed rate loans were added to the portfolio. Management, therefore, developed appropriate funding and pricing strategies.

         Because of the stable, homogeneous nature of the residential real estate, the risk associated with this type of loan is considered lower than other types of loans. There are three primary areas of risk associated with residential real estate loans. First, the borrower's ability to repay the loan from current income sources. Because of the lengthy nature of these loans, with maturities up to 30 years, the borrower's ability to generate sufficient income over a long period of time is critical to ensure overall repayment ability. To mitigate this risk, the Bank obtains and analyzes complete information about each prospective borrower's employment situation, income level, and continued employment prospects from the borrower and/or his/her employer. Determining a reasonably accurate approximation of the collateral's value is vital. Again, because of the long nature of these types of loans, collateral that fully supports the loan amount is critical to ensuring a high quality loan. The Bank manages this risk by utilizing licensed, reputable real estate appraisers to aid in the collateral's valuation estimate. Third, an appropriate loan structure is also important for risk management purposes. Conventional banking standards maintain that there should be a reasonable cushion between the collateral value and the loan amount. Management mitigates this risk by requiring senior officers to approve loans above a certain dollar amount (as stated above) to ensure that this, and all other risks are appropriately identified, analyzed, and taken into consideration.

         The Bank believes it has a competitive advantage with its ability to offer financing for clients who have non-traditional income sources or require large mortgage loans. By offering ARM loans and various fixed rate products, it is possible to serve individuals who are self-employed or have significant income from partnerships or investments. The secondary market often will not take the time or will be unable to make exceptions for otherwise creditworthy borrowers.

         Residential mortgage products range from 30-year fixed rate products to personal construction lending. The home mortgage market is very competitive and frequently service quality distinguishes competitors from one another. Many mortgage lenders cannot work with borrowers who have non-traditional income sources or non-traditional properties. The bank's mortgage lending staff is trained to work with successful individuals who have complex personal financial profiles. Residential lending is an excellent vehicle to attract new clients.

         The residential construction mortgage portfolio is a significant component of the residential real estate mortgage portfolio, consisting of single residential properties. As construction lending has greater inherent risk, each project is closely monitored throughout its term. Typically, full investment of the borrower's equity in the construction project is required prior to injecting Bank funds. Generally, borrowers cannot recoup their equity from the sale proceeds of finished units (if applicable) until the Bank has recovered its funds on the overall project. Title companies are utilized to disburse periodic draws from the construction line to help ensure that there will be no title problems at the end of the project.

CONSUMER LOANS
         The consumer loan portfolio consists of loans to acquire personal assets such as automobiles, boats and recreational vehicles. A key factor in originating consumer loans is knowing the borrowers. When consumer loans are unsecured, the character and integrity of the borrower become as important as the borrower's financial statement.

         Consumer customers request primarily fixed-rate term loan products. The Bank responds quickly to client requests within the limits set by the loan policy. Consumer loans are subject to the same approval process as all other types of loans. Each client is underwritten to ensure that he or she has adequate collateral coverage and cash flow.

         The home equity loan portfolio, a significant component of the consumer loan portfolio, consists of traditional home equity lines of credit prevalent in the market today and closed-end term loans. In general, the Bank advances up to 80% on the value of a home, less the amount of prior liens. However, loan officers may vary from that percentage depending on the value of the home, type of dwelling, and the personal financial situation of the borrower. Home equity loans are funded either through draws requested by clients or by special home equity credit drafts that function as bank checks. Home equity loans are approved using the same standards as residential mortgage loans. Each borrower's personal cash flow is compared to debt service requirements to determine his/her ability to repay. Home equity lines of credit are competitively priced and are based on a floating rate formula. Closed-end home equity loans are usually fixed rate loans with a term of 5 years or less.

         Consumer loans carry less risk, on an individual loan basis, than other types of loans because the loan amounts tend to be smaller. However, in the aggregate, unidentified or unmanaged risks can become significant even with smaller individual loan amounts. These risks center around the borrowers and any collateral. While the Bank requires collateral on most consumer loans, the collateral tends to be mobile in nature (i.e. an automobile or motorcycle) and may not necessarily be located, if required. Further, unlike real estate, the collateral used for consumer loans depreciates over time (except for consumer loans secured by real estate). Consumers tend to finance vehicles and recreational vehicles for up to five years, and sometimes longer (the Bank's loan policy limits consumer loan terms to five years, but allows exceptions on a case-by-case basis). Thus, in a loan default situation, the collateral's value may not be sufficient to fully repay its corresponding loan because consumer collateral typically depreciates more rapidly than the loan balance decreases. Consequently, the credit history, employment history, and repayment ability of the borrower is critical to maintaining sound credit quality. The Bank manages this risk by establishing detailed underwriting criteria for loan officers to rely upon. Additionally, an active internal and external loan review process has been implemented to monitor compliance with underwriting standards. The Bank also maintains a proactive collection process for loans that are past due. Management believes that by communicating as early as possible with past due loan customers and learning about their current individual situations, more workout solutions are possible.

         Through the normal course of business, the Bank works with borrowers that may have unconventional circumstances, such as being self-employed, non-traditional income sources, or non-traditional properties. Management believes that customers in these types of circumstances present an opportunity for a profitable relationship. However, unique risks are also associated with these situations. Where unconventional or non-traditional situations are presented, management requires more detailed information from the customer. For example, where a tax return may not be normally necessary to process a typical loan request from a customer in more traditional circumstances, they are usually required of self-employed persons or persons with non-traditional sources of income. Similarly, for non-traditional properties, professional appraisers are utilized to provide detailed valuation and/or environmental information. In circumstances where a borrower's financial situation is complex, management typically utilizes a qualified certified public accountant or other expert to provide clear information on the borrower's income and repayment ability.

DEPOSITS
         The bank offers a broad range of deposit products, including checking, business checking, savings and money market accounts, certificates of deposit and direct-deposit services. Transaction accounts and certificates of deposit are tailored to the primary market area at rates competitive with those offered in Otsego County. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. Individuals, businesses, associations, financial institutions and government entities are solicited for deposits. Additionally, the Bank utilizes several sources for national market certificates of deposit, including brokers that earn commissions paid by the Bank.

INVESTMENT ACTIVITIES
         The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States, bank-qualified tax-exempt obligations of state and local political subdivisions and mortgage-backed securities. The Bank may invest from time to time in corporate debt or other securities as permitted by the investment policy. In addition, management may enter into federal funds transactions with principal correspondent banks, and primarily act as a net purchaser of such funds. The sale of federal funds are effectively short-term loans from other banks.

         The investment policy conforms to regulatory restrictions with regard to corporate debt or other securities. In general, bank ownership of corporate debt securities is limited to 10% of the bank's capital for any single issuer. Additionally, the Bank's policy sets a minimum bond rating of "A" for corporate securities.

         The investment portfolio also includes equity investments in the Federal Home Loan Bank of Indianapolis. The Bank invests in the Federal Home Loan Bank in order to be a member, which qualifies the Bank to use its services including Federal Home Loan Bank borrowings.


EFFECT OF GOVERNMENT MONETARY POLICIES

         The earnings of the Corporation are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy. Monetary policy is used to, among other things, attempt to curb inflation or combat a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

REGULATION AND SUPERVISION

         The Corporation, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board. It may be required to file additional information as the Federal Reserve Board may require, pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

         The Bank Holding Company Act limits the activities which may be engaged in by the Corporation (and its subsidiaries) to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be closely related to banking or managing or controlling banks. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.

         With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, non-operating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. The Corporation has no current plans to engage in non-banking activities.

         The Bank is subject to certain restrictions imposed by federal law on any extension of credit to the Corporation for investments in stock or other securities, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the Corporation from borrowing from the Bank unless the loans are secured in designated amounts.

         With respect to the acquisition of banking organizations, the Corporation is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquisitions across state lines are subject to certain state and Federal Reserve Board restrictions.

FDIC INSURANCE ASSESSMENTS

         The Bank is subject to FDIC deposit insurance assessments. On January 1, 1994, a risk-based deposit premium assessment system became effective under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The deposit insurance assessment schedule published by the FDIC for the assessment period commencing January 1, 1998, maintained the nine categories but provided for major reductions in the assessment rates for institutions insured by the Bank Insurance Fund of the FDIC ("BIF"). These reductions occurred because the balance in BIF had reached or surpassed the "designated reserve ratio" set by law for the balance in the fund to maintain with respect to BIF-insured deposits. The FDIC has continued these reduced assessment levels. As of December 31, 2001, the Bank was well-capitalized. Banks which are well-capitalized are permitted to pay lower FDIC insurance premiums.

COMMUNITY REINVESTMENT ACT
         Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation, consistent with safe and sound operation, to meet the credit needs of its entire community, including low- and moderate- income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services it believes to be best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions' CRA performance. The CRA also requires that an institution's CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Over the 23 years that the CRA has existed, and particularly in the last few years, institutions have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings. A bank holding company cannot elect to be a "financial holding company" with the expanded securities, insurance and other powers that designation entails unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution with total assets of $250 million or less, such as the Bank, will be subject to CRA examinations no more frequently than every 5 years if its most recent CRA rating was "outstanding," or every 4 years if its rating was "satisfactory." Following a CRA examination as of November 6, 1997, the Bank received a rating of "outstanding."

PROMPT CORRECTIVE ACTION
         To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as "prompt corrective action." Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio and subjective factors. The categories are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A financial institution's operations can be significantly affected by its capital classification. For example, an institution that is not "well-capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, aspects of the institution's capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds. To be considered "well-capitalized," a financial institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, and a leverage ratio of at least 5%, and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of December 31, 2001, the Bank was well-capitalized.

GRAMM-LEACH-BLILEY ACT
         In 1999 the Gramm-Leach-Bliley Act ( "G-L-B Act") was enacted. The G-L-B Act is a major financial services modernization law that, among other things, facilitates broad new affiliations among securities firms, insurance firms and bank holding companies by repealing the 66-year old provisions of the Glass-Steagall Act. The major provisions of the G-L-B Act became effective March 11, 2000. The G-L-B Act permits the formation of financial holding companies ("FHCs"), which are bank holding companies with substantially expanded powers, under which affiliations among bank holding companies, securities firms and insurance firms may occur, subject to a blend of umbrella supervision and regulation of the newly formed consolidated entity by various regulators. The Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it already owns a majority of such bank's voting shares), (iii) merge or consolidate with any other bank holding company, or (iv) establish, or become, a FHC.

         FHCs may engage in any activity that is financial in nature or incidental to that financial activity, or complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are financial in nature include acting as principal, agent or broker for insurance, underwriting, dealing in or making a market in securities, and providing financial and investment advice. The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

         A bank holding company cannot be a financial holding company unless it satisfies the following criteria:

         1. All of the depository institution subsidiaries must be well-capitalized and well managed,

         2. The holding company must file with the Federal Reserve a declaration that it elects to be a financial holding company to engage in activities that would not have been permissible before the Gramm-Leach-Bliley Act, and

         3. All of the depository institution subsidiaries must have a Community Reinvestment Act rating of "satisfactory" or better.

         The Corporation is engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm-Leach-Bliley Act, and has not filed an election with the Federal Reserve to become a financial holding company. The Corporation has no immediate plans to use the expanded authority provided by the G-L-B Act to engage in activities other than those in which it is currently engaged.

EMPLOYEES

         As of December 31, 2001, the Bank employed 63 persons (59 full time equivalents).

COMPETITION

         All phases of the business of the Bank is highly competitive. The Bank competes with numerous financial institutions, including other commercial banks, savings banks and credit unions in Otsego County, Michigan. The Bank, along with other commercial banks, compete with respect to their lending activities, and compete in attracting deposits with savings banks, savings and loan associations, insurance companies, small loan companies, credit unions and with the issuers of commercial paper and other securities, such as various mutual funds. Many of these institutions are substantially larger and have greater financial resources than the Bank.

         The competitive factors among financial institutions can be classified into two categories; competitive rates and competitive services. Interest rates are widely advertised and thus competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types and quality of services.

         The Bank is generally competitive with other financial institutions in its area with respect to interest rates paid on time and savings deposits, fees charged on deposit accounts, and interest rates charged on loans. With respect to services, the Bank offers a customer service oriented atmosphere which management believes is better suited to its customers' needs than that which is offered by other institutions in the local market.

         The Bank is a customer-driven organization, emphasizing personalized customer relationships, complemented by the convenience of technology. All segments of the market are targeted because management believes each presents unique opportunities for growth and profitability. The Bank also emphasizes superior customer service highlighted by its ability to make decisions locally. Management believes that significant opportunities are available by providing traditional banking services. By avoiding multiple lines of non-traditional products the Bank's staff has developed substantial expertise. Unlike many larger banks, there isn't a lengthy chain of command. Customers generally deal directly with front-line personnel, whose decision-making authority allows them to respond quickly and efficiently. Additionally, all employees and customers have ready access to senior management for issues beyond the authority of front line personnel. This streamlined process enables the Bank to quickly respond to most any situation. For these reasons, management believes it has developed a reputation in the marketplace for responding to customer needs well beyond competitors' capabilities.

LEGAL LENDING LIMIT

         Pursuant to federal banking regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 2001, the legal lending limit was approximately $1,995,000.

REPORTS TO SECURITY HOLDERS

         The Corporation is required to furnish an annual report to all security holders. You may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also request information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov.


SELECTED STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, OBLIGATIONS, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The key components of net interest income, the average daily balance sheet for each year, the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption "Results of Operations - Net Interest Income" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in the Corporation's 2001 Annual Report, and is incorporated herein by reference.

         An analysis of the changes in net interest income from year-to-year and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption "Results of Operations - Net Interest Income" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in the Corporation's 2001 Annual Report, and is incorporated herein by reference.

II.      INVESTMENT PORTFOLIO

         A.   INVESTMENT PORTFOLIO COMPOSITION

              An analysis of the amortized cost and estimated fair market value of the Corporation's investment portfolio is contained in Note 2 under the caption "Notes to Consolidated Financial Statements" in the Corporation's 2001 Annual Report, and is incorporated herein by reference.

         B.   RELATIVE MATURITIES AND WEIGHTED AVERAGE INTEREST RATES

              The following table presents the maturity schedule of securities (based on amortized cost) held and the weighted average yield of those securities, as of December 31, 2001 (fully tax equivalent, 000s omitted):

                                                    From One to Five   From Five to Ten
                                 One Year or Less      Years             Years              Equity             Total
                              ---------------------------------------------------------------------------------------------
                                 Dollar  Yield      Dollar  Yield     Dollar  Yield      Dollar  Yield      Dollar  Yield
                              ---------------------------------------------------------------------------------------------
U.S. treasury notes           $  1,495   6.25%   $  3,771   4.33%         -       -                       $  5,266   4.88%
Obligations of other
  U.S. government agencies           -      -       3,721   4.44          -       -                          3,721   4.44
Obligations of states and
  political subdivisions         1,958   5.64       1,692   5.64    $ 1,310    6.50%                         4,960   5.87
Mortgage-backed securities           -      -       1,057   5.68        595    4.96                          1,652   5.42
Corporate                            -      -       1,613   4.83          -       -                          1,613   4.83
Equity securities                    -      -           -      -          -       -     $ 2,334   7.58%      2,334   7.58
                              --------           --------           -------             -------           --------
Total                         $  3,453   5.90%   $ 11,854   4.74%   $ 1,905    6.02%    $ 2,334   7.58%   $ 19,546   5.41%
                              ========           ========           =======             =======           ========


III.     LOAN PORTFOLIO

         A.   TYPE OF LOANS

              The following table presents the types of loans as of December 31, 2001 and 2000 (000s omitted):

                                                   2001                2000
                                            --------------       ------------
Commercial                                  $      17,936        $     10,585
Commercial mortgages                               26,193              20,264
Residential mortgages                              60,365              40,990
Residential construction mortgages                 12,434               5,244
Consumer                                           40,178              33,953
                                            -------------        ------------
                Total                       $     157,106        $    111,036
                                            =============        ============


              The Bank does not engage in lease financing or foreign loans.

         B.   MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

              The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2001, based on scheduled principal repayments (000s omitted). The columns labeled "More Than 1 Year" represent loans with maturities greater than one year split out by whether they have fixed or variable rates.

                                                                                                  More Than 1 Year
                                                                                               ---------------------
                                                      After 1 Year
                                      1 Year or Less   to 5 Years   After 5 Years     Total      Fixed      Variable
                                      --------------  ------------  -------------  ---------   ---------    --------
Commercial loans                      $     7,983     $    7,693    $    2,260     $  17,936   $   4,393     $  5,560
Commercial real estate                      3,200         17,399         5,594        26,193      22,993
Residential mortgages                       1,786         14,041        44,538        60,365      38,094       20,485
Residential construction mortgages         12,434                                     12,434
Consumer loans                              2,596         29,835         7,747        40,178      37,582
                                      -----------     ----------    ----------     ---------   ---------     --------
  Total                               $    27,999     $   68,968    $   60,139     $ 157,106   $ 103,062     $ 26,045
                                      ===========     ==========    ==========     =========   =========     ========




         C.   RISK ELEMENTS

              An analysis of the Corporation's non-performing assets and problem loans is contained under the caption "Financial Condition - Loans and Allowance for Loan Losses" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in the Corporation's 2001 Annual Report, and is incorporated herein by reference.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         A.   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

              An analysis of the Corporation's allowance for loan losses is contained under the caption "Financial Condition - Loans and Allowance for Loan Losses" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in the Corporation's 2001 Annual Report, and is incorporated herein by reference.

         B.   ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

              The allocation of the allowance for loan losses, and the percent of each loan category to total loans, is contained under the caption "Financial Condition - Loans and Allowance for Loan Losses" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in the Corporation's 2001 Annual Report, and is incorporated herein by reference.

V.        DEPOSITS

         The following table presents the average balances of deposits and the average rates paid on each of the deposit categories for the years ended December 31, 2001 and 2000 (000s omitted):

                                                       2001                                2000
                                           ----------------------------      ---------------------------------
                                              Average        Average            Average          Average Rate
                                              Balance        Rate Paid          Balance              Paid
                                           -----------       ----------      ------------        ------------
Noninterest-bearing demand deposits        $   15,264            - %          $    12,800             - %
NOW accounts                                    8,664           2.8%                5,241            1.9%
Savings accounts                               17,224           3.3%               15,454            3.0%
Certificates of deposit                        67,786           5.8%               43,124            5.9%
                                           ----------        ----------       -----------         -----------
    Total deposits                         $  108,938           4.3%          $    76,619            4.1%
                                           ==========        ==========       ===========         ===========




         The following table presents the maturities of certificates of deposits and other time deposits of $100,000 or more as of December 31, 2001 (000s omitted):

         Three months or less                                             $    3,340
         Over three months through six months                                  4,724
         Over six months through twelve months                                 5,406
         Over twelve months                                                   13,244
                                                                          ----------
         Total                                                            $   26,714
                                                                          ==========


VI.      RETURN ON EQUITY AND ASSETS

         Selected financial data of the Corporation is contained within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in the Corporation's 2001 Annual Report and is incorporated herein by reference.

ITEM 2.       DESCRIPTION OF PROPERTY.

The Bank currently has two physical banking offices located in Otsego County, both within the City of Gaylord. The main office, which is located at 501 West Main Street, Gaylord, Michigan, is a two story building of approximately 13,500 square feet. It houses the main office, executive offices of the Bank and the Corporation, and the lending and operations departments. This office provides complete banking services to include depository, safe deposit, consumer loan, residential mortgage, and commercial loan services. The branch office is located at 1157 South Otsego Street, Gaylord, Michigan. This office is a single story structure of approximately 2,700 square feet. Full depository services and consumer, residential mortgage, and commercial loan services are offered at this office since a renovation project was completed in late 2001. Both offices have drive-up facilities.

The Bank owns an office building adjacent to the Bank's main office. This building totals approximately 2,700 square feet and houses the accounting department as well as other administrative departments of the Bank. The Bank also owns approximately two acres of land adjacent to the main office. There are currently no specific uses for this property.

All properties and buildings are well maintained and are owned by the Bank free of any encumbrances. The Bank also operates six automated teller machines at various locations in Otsego County.

ITEM 3.       LEGAL PROCEEDINGS.

As a depository of funds, the Bank could occasionally be named as a defendant in a lawsuit (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the Bank's business.

Management believes that there is no litigation threatened or pending in which the Corporation, or the Bank, is likely to experience loss or exposure which would materially affect the Corporation's capital resources, results of operations, or liquidity as presented herein.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2001 to a vote of the Corporation's stockholders.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The authorized common stock of the Corporation consists of 3,000,000 shares of common stock, $1.00 par value, of which 525,295 shares were outstanding at December 31, 2001. The Corporation's Articles of Incorporation were amended on June 6, 2001 to increase the authorized common stock from 500,000 shares to 3,000,000 shares. The Corporation has no other securities outstanding.

At December 31, 2001, the Corporation had approximately 777 shareholders.

The Corporation's common stock is traded primarily in Michigan. There is no formal market for the stock. The following data is based upon sales which have come to the attention of the Corporation's management and reflect sales of the Corporation's common stock for the years ended December 31, 2001 and 2000. The number of shares and average price per share have been adjusted for the 5-for-4 stock split which was declared on March 24, 2000, and the 2-for-1 stock split declared on June 23, 2000. Because shares are sold infrequently, and not on any exchange, the data shown below are not necessarily an accurate reflection of the true market value. Shares may also have been sold in transactions, the price and terms of which are not known to the Corporation.

                                                   Average Price Per
Period                      Number of Shares            Share
--------------------------------------------------------------------
4th Quarter 2001                          70              $    23.00
3rd Quarter 2001                       3,500                   25.00
2nd Quarter 2001                       1,074                   19.75
1st Quarter 2001                         334                   19.50

4th Quarter 2000                       1,000                   17.50
3rd Quarter 2000                        None                    None
2nd Quarter 2000                       1,310                   16.83
1st Quarter 2000                       3,122                   13.50



The Corporation was engaged from October 20, 2000 to June 30, 2001 in an offering of 215,625 shares of its common stock, $1.00 par value, at a price of $20 per share. At the conclusion of the offering, the Corporation had 525,295 shares of its common stock outstanding. The offering was initially made by the Corporation, through its officers, with no underwriting discounts or commissions paid. As of February 20, 2001, 23,887 shares of the common stock were sold by the Corporation through its officers. It was then determined that it was in the best interest of the Corporation to retain a sales agent to assist it with the offering. Donnelly, Penman, French, Haggarty & Co. of Detroit, Michigan was then retained to act as sales agent in the offering. The remaining shares were sold through the agent. The agent was paid a total of $217,000 in placement fees.

The offering was made solely to persons who are bona fide residents of the State of Michigan, pursuant to the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder.

The Bank's capital management policy allows for cash dividends to be paid to the Corporation. The Corporation is primarily dependent upon dividends from the Bank for funds to pay dividends on common stock to its shareholders.

The amount and frequency of dividends declared by the Corporation for the years ended December 31, 2001 and 2000 is contained under the caption "Selected Quarterly Financial Data" in the Corporation's 2001 Annual Report and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

"Management's Discussion and Analysis of Financial Condition or Plan of Operation" is contained in the Corporation's 2001 Annual Report, and is incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS

The consolidated financial statements of the Corporation and its subsidiaries, together with the report thereon of Plante & Moran, LLP, are contained in the Corporation's 2001 Annual Report, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is included in the Proxy Statement under the captions "Information about the Nominees, the Incumbent Directors and Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is hereby incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION.

The information required by this Item is included in the Proxy Statement under the captions "Compensation of Directors" and "Executive Compensation " and is hereby incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is included in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is hereby incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is included in the Proxy Statement under the caption "Certain Transactions with Management" and is hereby incorporated herein by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits required to be filed as part of this Form 10-KSB are the following:

         Reference is made to the exhibit index, which follows the signature page of this report.

(b)      Reports on Form 8-K.

         No Current Reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH BANCORP, INC.

/s/ John R. Kluck
-----------------------------------------
John R. Kluck
President and Chief Executive Officer

Dated:   March 22, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each director of the Corporation, whose signature appears below, hereby appoints John R. Kluck and William A. Kirsten, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.



/s/ John R. Kluck                                         /s/ William A. Kirsten
--------------------------------------------              -------------------------------------------
John R. Kluck                                             William A. Kirsten
President, Chief Executive Officer and Director           Senior Vice President and Chief Financial Officer
Dated: March 22, 2002                                     Dated: March 22, 2002



/s/ Matthew H. Nowicki                                    /s/ Fred T. Burns
--------------------------------------------              -------------------------------------------
Matthew H. Nowicki, Director                              Fred T. Burns, Director
Dated: March 22, 2002                                     Dated: March 22, 2002



/s/ Clare R. Colwell                                      /s/ Keith Hardin Gornick
--------------------------------------------              -------------------------------------------
Clare R. Colwell, Director                                Keith Hardin Gornick, Director
Dated: March 22, 2002                                     Dated: March 22, 2002



/s/ Larry B. Higgins                                      /s/ Douglas C. Johnson
--------------------------------------------              -------------------------------------------
Larry B. Higgins, Director                                Douglas C. Johnson, Director
Dated: March 21, 2002                                     Dated: March 22, 2002

                                  EXHIBIT INDEX

Number            Exhibit

3(i) Articles of Incorporation, as amended, incorporated herein by reference to exhibit 2(a) of the Registrant's Amendment No. 1 to Form 10-SB dated August 20, 2001.

3(ii)             Bylaws, as amended, incorporated herein by reference to
                  exhibit 3(ii) of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.

10.1 Executive Salary Continuation Agreement dated August 21, 1997 between First National Bank of Gaylord and John R. Kluck, incorporated herein by reference to exhibit 6 (a) of the Registrant's Amendment No. 1 to Form 10-SB dated August 20, 2001.

10.2 Master Revolving Note dated July 31, 2001 made by North Bancorp, Inc. in favor of Comerica Bank.

20 2001 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.