Form 10QSB
period 2002-03-31
NORTH BANCORP INC
filed 2002-05-14
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       or
[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
               For the transition period from ________ to ________

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

                                  (989)732-3502
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 5, 2002 there were 525,295 shares of Common Stock of the issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):    Yes: [ ]  No: [X]

NORTH BANCORP, INC.
Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Condensed Consolidated Balance Sheets - March 31, 2002 and
         December 31, 2001...............................................................................1

         Condensed Consolidated Statements of Income - Three Months
         Ended March 31, 2002 and 2001...................................................................2

         Condensed Consolidated Statements of Changes in Stockholders' Equity -
         Three Months Ended March 31, 2002 and 2001......................................................3

         Condensed Consolidated Statements of Cash Flow - Three Months ended
         March 31, 2002 and 2001.........................................................................4

         Notes to Condensed Consolidated Financial Statements............................................5

Item 2 - Management's Discussion and Analysis or Plan of Operation..................................6 - 10


PART II - OTHER INFORMATION

Item 5 - Other Information..............................................................................11

Item 6 - Exhibits and Reports on Form 8-K...............................................................11


SIGNATURES..............................................................................................12

                          PART I--FINANCIAL INFORMATION


ITEM 1.   CONDENSED FINANCIAL STATEMENTS

 NORTH BANCORP, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS
 MARCH 31, 2002 AND DECEMBER 31, 2001
 (UNAUDITED)


                                                                     (000s omitted)
                                                           MARCH 31, 2002        DECEMBER 31, 2001
                                                           --------------        -----------------
ASSETS
Cash and due from banks                                      $   3,293               $   5,849
Federal funds sold                                                 141                   1,383
                                                             ---------               ---------
   Cash and cash equivalents                                     3,434                   7,232

Securities available for sale                                   21,252                  16,363
Securities held to maturity                                      1,039                   1,042
Other securities                                                 2,412                   2,334
                                                             ---------               ---------
   Total investments                                            24,703                  19,739

Loans, gross                                                   165,586                 157,106
   Less: allowance for loan losses                              (1,298)                 (1,228)
                                                             ---------               ---------
      Net loans                                                164,288                 155,878

Bank premise and equipment, net                                  2,426                   2,374

Accrued interest receivable                                      1,355                   1,179
Other assets                                                     1,767                   1,398
                                                             ---------               ---------
   Total other assets                                            3,122                   2,577
                                                             ---------               ---------
        Total Assets                                         $ 197,973               $ 187,800
                                                             =========               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits                                 $  13,500               $  17,964
Interest bearing deposits                                      131,270                 118,654
                                                             ---------               ---------
   Total deposits                                              144,770                 136,618

Borrowed funds                                                  40,821                  39,271
Other liabilities                                                1,282                   1,113
                                                             ---------               ---------
   Total liabilities                                           186,873                 177,002


Stockholders' Equity
Common stock, $1 par value:                                        525                     525
    Authorized - 3,000,000 at March 31, 2002 and
        December 31, 2001
     Issued and outstanding - 525,295 at March 31, 2002
       and December 31, 2001
Additional paid-in capital                                       5,996                   5,996
Retained earnings                                                4,525                   4,150
Accumulated other comprehensive income                              54                     127
                                                             ---------               ---------
   Total stockholders' equity                                   11,100                  10,798
                                                             ---------               ---------

        Total Liabilities and Stockholders' Equity           $ 197,973               $ 187,800
                                                             =========               =========

NORTH BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)



                                                                    (000S OMITTED, EXCEPT PER SHARE DATA)
                                                                         THREE MONTHS ENDED MARCH 31
                                                                    ------------------------------------
                                                                       2002                       2001
                                                                    ----------                   -------
 Interest Income
   Interest and fees on loans                                         $ 3,446                    $ 2,728
   Investment securities:
     Taxable                                                              199                        200
     Tax-exempt                                                            39                         29
   Federal funds sold                                                      13                          5
                                                                      -------                    -------
           Total interest income                                        3,697                      2,962

 INTEREST EXPENSE
   Deposits                                                             1,382                      1,030
   Borrowings                                                             551                        646
                                                                      -------                    -------
           Total interest expense                                       1,933                      1,676
                                                                      -------                    -------

 Net interest income                                                    1,764                      1,286
 Provision for loan losses                                                180                         99
                                                                      -------                    -------

 Net interest income after provision for loan losses                    1,584                      1,187

 OTHER INCOME
 Service charges on deposit accounts                                      118                        108
 Loan servicing fees                                                       21                          9
 Sale of real estate mortgages originated for sale                        162                        104
 Other income                                                              81                         72
                                                                      -------                    -------
           Total other income                                             382                        293

 OTHER EXPENSE
 Salaries, wages, and benefits                                            645                        487
 Occupancy expense                                                         58                         45
 Equipment and data processing expense                                    122                         79
 Advertising and public relations                                          40                         24
 Professional fees                                                         89                         30
 Office supplies and postage                                               55                         41
 Other expense                                                            323                        272
                                                                      -------                    -------
           Total other expense                                          1,332                        978
                                                                      -------                    -------

 INCOME - BEFORE INCOME TAXES                                             634                        502

 FEDERAL INCOME TAX EXPENSE                                               207                        182
                                                                      -------                    -------
 NET INCOME                                                           $   427                    $   320
                                                                      =======                    =======

 EARNINGS PER SHARE                                                   $  0.81                    $  0.95
                                                                      =======                    =======
 DIVIDENDS DECLARED PER SHARE                                         $  0.10                    $  0.10
                                                                      =======                    =======


 NORTH BANCORP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2002 AND 2001
 (UNAUDITED)

                                                                             (000S OMITTED)
                                                                       THREE MONTHS ENDED MARCH 31
                                                                     ------------------------------
                                                                        2002                 2001
                                                                     ---------             --------
 Balance - beginning of period                                        $ 10,798              $ 5,987

 Net income                                                                427                  320
 Change in net unrealized gain on securities
   available for sale, net of tax                                          (73)                  22
                                                                      --------              -------

      Total comprehensive income                                           354                  342

 Dividends declared                                                        (52)                 (43)

 Issuance of common stock                                                    -                  232
                                                                      --------              -------

 Balance - March 31                                                   $ 11,100              $ 6,518
                                                                      ========              =======

NORTH BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)



                                                                                               (000S OMITTED)
                                                                                        Three Months Ended March 31
                                                                                        ---------------------------
                                                                                         2002                   2001
                                                                                       -------                 ------
 Cash Flows from Operating Activities
        Net income                                                                      $  427                  $ 320
        Adjustments to reconcile net income to net
          cash from opertating activities
            Depreciation                                                                    57                     76
            Provision for loan losses                                                      180                     99
            Amortization and accretion of securities - Net                                  42                     87
            Accrued interest receivable and other assets                                  (545)                  (916)
            Other liabilities                                                              209                   (148)
                                                                                       -------                -------

                Net cash provided by (used in) operating activities                        370                   (482)

 Cash Flows from Investing Activities
        Purchases of securities available for sale                                      (5,466)                (2,950)
        Proceeds from maturities of securities available for sale                          425                  2,148
        Proceeds from maturities of securities held to maturity                              -                    750
        Purchases of other securities                                                      (78)                  (161)
        Net increase in loans                                                           (8,590)               (10,159)
        Purchases of bank premise and equipment                                           (109)                   (89)
                                                                                       -------                -------

                Net cash used in investing activities                                  (13,818)               (10,461)

 Cash Flows from Financing Activities
        Net increase in deposits                                                         8,152                 10,283
        Net increase (decrease) in short-term borrowings                                   300                 (1,634)
        Proceeds from long-term borrowings                                               5,450                  5,300
        Repayment of long-term borrowings                                               (4,200)                (3,531)
        Dividends paid to stockholders                                                     (52)                   (43)
        Proceeds from issuance of common stock, net of
          offering expenses                                                                  -                    232
                                                                                       -------                -------

                Net cash provided by financing activities                                9,650                 10,607
                                                                                       -------                -------

 Net decrease in cash and cash equivalents                                              (3,798)                  (336)

 Cash and cash equivalents - January 1                                                   7,232                  3,942
                                                                                       -------                -------

 Cash and cash equivalents - March 31                                                  $ 3,434                $ 3,606
                                                                                       =======                =======


 Supplemental Disclosure of Cash Flow Information
        Cash paid during the period for interest                                       $ 1,905                $ 1,712
                                                                                       =======                =======

 Cash paid during the period for income taxes                                          $   194                $   142
                                                                                       =======                =======

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation's Form 10-KSB for 2001 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year period.


WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 525,295 and 336,099 for the three month periods ended March 31, 2002 and 2001, respectively.

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following "Management's Discussion and Analysis or Plan of Operation" provides additional information to assess the condensed consolidated financial statements of the Corporation through the first quarter of 2002. The discussion should be read in conjunction with those statements and the accompanying notes.

The Corporation is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material affect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that will have such affect if implemented.


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


FINANCIAL HIGHLIGHTS

Total assets increased by $10,173,000 or 5% from December 31, 2001 to March 31, 2002. This increase was primarily the result of an increase in net loans of $8,410,000 or 5% since December 31, 2001, while total investments increased $4,964,000 or 25%. To fund loan and investment increases, cash and cash equivalents declined $3,798,000 and deposits increased by $8,152,000 since December 31, 2001. Additionally, borrowed funds increased $1,550,000 or 4%. Year-to-date consolidated net income was $427,000 through March 31, 2002 compared to $320,000 for the same period in 2001. Basic earnings per share were $0.81 for the three months ended March 31, 2002 compared to $0.95 for the three months ended March 31, 2001. The increase in net income without a corresponding increase in earnings per share was due to the increased number of shares outstanding because of a stock offering conducted by the Corporation during the second quarter of 2001.


FINANCIAL CONDITION

INVESTMENTS
Total investments, including securities available for sale, securities held to maturity, and other securities, were $24,703,000 at March 31, 2002, as compared to $19,739,000 at December 31, 2001. The increase of $4,964,000, or 25%, is primarily the result of increased cash flows available from deposits exceeding the cash required to fund loans, and the decrease in cash and cash equivalents. Investment securities provide a source of liquidity as well as a means to diversify the risk inherent in the balance sheet.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Following is a summary of the loan mix at March 31, 2002 and December 31, 2001 (000s omitted):


                                                            March 31, 2002                        December 31, 2001
                                                     ---------------------------           -------------------------------
                                                                     Percent of                                Percent of
                                                       Amount        Total Loans             Amount            Total Loans
                                                     ----------      -----------           ---------           -----------
Loan Category:
      Commercial                                      $  50,093          30.2%             $  44,129               28.1%
      Residential real estate mortgages                  62,575          37.8%                60,365               38.4%
      Residential construction mortgages                 11,764           7.1%                12,434                7.9%
      Consumer                                           41,154          24.9%                40,178               25.6%
                                                      ---------         -----              ---------              -----

      Total loans                                     $ 165,586         100.0%             $ 157,106              100.0%
                                                      =========         =====              =========              =====

The Corporation's loan portfolio increased by $8,480,000, or 5%, from $157,106,000 at December 31, 2001 to $165,586,000 at March 31, 2002. Increases
in the portfolio came from all areas with commercial loans registering the largest increase. Commercial loans increased by $5,964,000 or 14% from $44,129,000 at December 31, 2001 to $50,093,000 at March 31, 2002. Residential
mortgages increased by $2,210,000 or 4% from $60,365,000 at December 31, 2001 to $62,575,000 at March 31, 2002. Residential construction loans declined $670,000 from $12,434,000 at December 31, 2001 to $11,764,000 at March 31, 2002 as
various residential construction mortgage customers completed construction of their residences. Typically, these mortgages convert to a conventional residential real estate mortgage that is sold in the secondary market or held in the Corporation's portfolio.

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

At March 31, 2002, non-performing loans - which include nonaccrual loans and loans 90 or more days past due and still accruing totaled $1,239,000. The nonaccrual loans of $634,000 were comprised of ten loans while the loans 90 or more days past due of $605,000 were comprised of 23 loans. Management fully expects that diligent servicing of these loans will minimize delinquencies.

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

The following highlights the allocations of allowances for loan losses as of March 31, 2002 (000s omitted):


                                                   Allowance         Percent of                           Percent of Allowance
                                                    for Loan           Total             Loans             for Loan Losses to
                                                     Losses          Allowance          Outstanding         Loans Outstanding
                                                ----------------   --------------   ---------------       ---------------------
Domestic:
      Commercial loans                                    $ 431            33.2%           $ 50,093             0.86%
      Residential real estate mortgages                      37             2.8%             62,575             0.06%
      Residential construction mortgages                      5             0.4%             11,764             0.04%
      Consumer loans                                        602            46.4%             41,154             1.46%
      Lease financing                                         -              n/a                  -               n/a
Foreign                                                       -              n/a                  -               n/a
Unallocated                                                 223            17.2%                  -               n/a
                                                ---------------    ------------     ---------------

      Total                                             $ 1,298           100.0%          $ 165,586
                                                ===============    ============     ===============



The activity in the allowance for loan losses for the three months ended March 31, 2002 and 2001 is presented in the following table (000s omitted):


                                                         Three Months Ended March 31
                                                         ----------------------------
                                                             2002             2001
                                                           -------           ------
 Balance - beginning of period                             $ 1,228           $ 843

 Loans charged-off:
    Commercial loans                                             -               -
    Residential real estate mortgage loans                       -               -
    Residential construction mortgage loans
    Consumer loans                                             150             105
                                                           -------           -----
      Total charge-offs                                        150             105

 Recoveries:
    Commercial loans                                             4               -
    Residential real estate mortgage loans                       -               -
    Residential construction mortgage loans
    Consumer loans                                              36              18
                                                           -------           -----
      Total recoveries                                          40              18

 Provision for loan losses                                     180              99
                                                           -------           -----

 Balance - March 31                                        $ 1,298           $ 855
                                                           =======           =====



DEPOSITS
Total deposits increased $8,152,000, or 6%, from $136,618,000 at December 31, 2001 to $144,770,000 at March 31, 2002. Deposits increased as the Corporation continued proactive measures to increase the core deposit base in response to loan demand. Additionally, the Corporation began to utilize brokered certificates of deposit in 2002, which totaled $4,129,000 at March 31, 2002. Brokered certificates of deposit are acquired through an intermediary and typically require the Corporation to pay a fee. Management initiated use of this type of deposit because overall prices are similar to other types of deposits and require less administrative burden. Noninterest bearing deposits declined from $17,964,000 at December 31, 2001 to $13,500,000 at March 31, 2002 due to
slowing economic conditions in the Corporation's market place. Unfavorable weather conditions adversely affected the winter tourist season.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the quarter ended March 31, 2002 totaled $1,764,000 and represented an increase of $478,000, or 37%, compared to the same period one year ago. The increase in net interest income was primarily attributable to the increase in the volume of loans; however, this increase was offset by an increase in deposits. The Corporation's net interest margin (on a tax equivalent basis) narrowed from 4.02% for the quarter ended March 31, 2001 to 3.87% for the quarter ended March 31, 2002. The net interest margin has been impacted by the current economic conditions as well as the competitive nature of the Corporation's market. The Corporation, along with its competitors, has experienced tighter interest margins as lending rates remained at levels lower than historical averages. Consequently, many borrowers have taken advantage of the rate environment to refinance their loans and lower their costs. The overall costs of deposits, however, have declined at a slower pace as depositors retain higher yielding deposits for as long as possible. Interest income from loans represented 93% of total interest income for the first quarter of 2002 compared to 92% for the same period in 2001.

PROVISION FOR LOAN LOSSES
The provision for loan losses charged to operations was $180,000 for the quarter ended March 31, 2002 as compared to $99,000 for the quarter ended March 31, 2001. As noted in the "Loans and Allowance for Loan Losses" section, net charge-offs for the quarter ended March 31, 2002 totaled $110,000 as compared to $87,000 for the quarter ended March 31, 2001. The increase in the provision for loan losses during the quarter is the result of the increase in net charge-offs as well as increased loan growth and continued economic uncertainty in the overall economy.

OTHER INCOME
Other income increased by $89,000 to $382,000 for the quarter ended March 31, 2002 as compared to $293,000 for the quarter ended March 31, 2001. The increase in other income was primarily due to the increased activity on the sale of real estate mortgage loans originated for sale. The gain on the sale of such loans was $46,000 for the quarter ended March 31, 2002 as compared to $21,000 for the quarter ended March 31, 2001. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $116,000 for the quarter ended March 31, 2002 as compared to $83,000 for the quarter ended March 31, 2001.

The Corporation generally sells 15- to 30-year, fixed rate, residential real estate loans it originates and receives a gain on the sale of such loans. The Corporation may, from time to time, retain longer term fixed rate loans in its portfolio. Since the loans are sold with servicing retained, the Corporation records the servicing asset at the time the loans are sold. With the decreasing interest rate environment experienced during 2001 and the first three months of 2002, activity in mortgage refinancings have increased resulting in increased income to the Corporation.

OTHER EXPENSE
Other expense increased by $354,000 to $1,332,000 for the quarter ended March 31, 2002 as compared to $978,000 for the quarter ended March 31, 2001. The increase was attributed to an increase of $158,000, or 32%, in personnel costs due to additional staffing necessary to support the Corporation's growth. Equipment and data processing expense increased $43,000 to $122,000 for the quarter ended March 31, 2002. This increase was primarily due to additional software licensing fees, maintenance agreements and depreciation expense associated with technological upgrades to manage continued growth. Professional fees increased during the first quarter of 2002 by $59,000 to $89,000 primarily related to compliance with Securities and Exchange Commission reporting requirements, preparation of the 2001 Annual Report to Shareholders and preparation for the Annual Shareholders Meeting. The remaining increases in other expense are overall related to the growth of the Corporation during the past year.

FEDERAL INCOME TAX EXPENSE
The provision for federal income tax was 32.6% of pretax income for the quarter ended March 31, 2002 as compared to 36.3% for the quarter ended March 31, 2001.

The difference between the effective tax rates and the federal corporate income tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

NET INCOME
Net income totaled $427,000 for the quarter ended March 31, 2002 as compared to $320,000 for the quarter ended March 31, 2001. Basic earnings per share totaled $0.81 for the quarter ended March 31, 2002 as compared to $0.95 for the quarter ended March 31, 2001.

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


CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. To be categorized as well capitalized, minimum capital ratios must be maintained as shown in the following table (000s omitted). Actual results are also shown as of March 31, 2002 and December 31, 2001.





                                                                       Minimum Required for    Well Capitalized Under
                                                                         Capital Adequacy     Prompt Corrective Action
                                                      Actual                 Purposes                 Provisions
                                             -----------------------   ---------------------   -----------------------

AS OF MARCH 31, 2002:
      Total Capital
          (to Risk Weighted Assets)
          Consolidated                        $12,295          8.54%   $11,519         8.00%       n/a           n/a
          First National Bank of Gaylord       14,659         10.18     11,514         8.00    $14,339         10.00%
      Tier I Capital
          (to Risk Weighted Assets)
          Consolidated                        $10,997          7.64%   $ 5,759         4.00%       n/a           n/a
          First National Bank of Gaylord       13,361          9.28      5,757         4.00    $ 8,603          6.00%
      Tier I Capital
          (to Average Assets)
          Consolidated                        $10,997          5.68%   $ 7,752         4.00%       n/a           n/a
          First National Bank of Gaylord       13,361          6.90      7,750         4.00    $ 9,690          5.00%

AS OF DECEMBER 31, 2001:
      Total Capital
          (to Risk Weighted Assets)
          Consolidated                        $11,860          8.98%   $10,566         8.00%       n/a           n/a
          First National Bank of Gaylord       13,974         10.59     10,566         8.00    $13,195         10.00%
      Tier I Capital
          (to Risk Weighted Assets)
          Consolidated                        $10,632          8.05%   $ 5,283         4.00%       n/a           n/a
          First National Bank of Gaylord       12,796          9.66      5,299         4.00    $ 7,948          6.00%
      Tier I Capital
          (to Average Assets)
          Consolidated                        $10,632          6.01%   $ 7,076         4.00%       n/a           n/a
          First National Bank of Gaylord       12,746          7.20      7,081         4.00    $ 8,851          5.00%


                           PART II--OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On March 22, 2002 the Board of Directors approved the formation of Gaylord Partners, Limited Partnership for the purpose of issuing $5,000,000 of preferred securities. The proceeds from the sale of the preferred securities will be used by Gaylord Partners, Limited Partnership to purchase junior subordinated deferrable interest debentures issued by the Corporation. The Corporation will use proceeds from the junior subordinated debentures to reduce existing debt and provide additional capital to the Bank. These transactions are expected to be completed in the second quarter of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         There are no exhibits filed with this 10-QSB

(b)      Reports on Form 8-K
         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NORTH BANCORP, INC.




                                    By:  /s/ John R. Kluck
                                         -----------------------------
                                         John R. Kluck
                                         President and Chief Executive Officer







                                    And: /s/ William A. Kirsten
                                         ------------------------------
                                         William A. Kirsten
                                         Senior Vice President and
                                         Chief Financial Officer



DATED: May 13, 2002