Form 10QSB
period 2002-06-30
NORTH BANCORP INC
filed 2002-08-14
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 7, 2002 there were 525,295 shares of Common Stock of the issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):    Yes: [ ]  No: [X]

NORTH BANCORP, INC.
Index


PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements:

          Condensed Consolidated Balance Sheets -- June 30, 2002 and
          December 31, 2001...............................................................................1

          Condensed Consolidated Statements of Income -- Three and Six Months
          Ended June 30, 2002 and 2001....................................................................2

          Condensed Consolidated Statements of Changes in Stockholders' Equity --
          Three and Six Months Ended June 30, 2002 and 2001...............................................3

          Condensed Consolidated Statements of Cash Flow -- Six Months ended
          June 30, 2002 and 2001..........................................................................4

          Notes to Condensed Consolidated Financial Statements............................................5

Item 2 -- Management's Discussion and Analysis or Plan of Operation..................................6 - 13


PART II -- OTHER INFORMATION

Item 4 -- Submission of Matters to a Vote of Security Holders............................................14

Item 6 -- Exhibits and Reports on Form 8-K...............................................................14


SIGNATURES..........................................................................................15 - 16

                          PART I--FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(UNAUDITED)

                                                                                 (000S OMITTED)
                                                                     JUNE 30, 2002        DECEMBER 31, 2001
                                                                     -------------        -----------------
ASSETS
Cash and due from banks                                                 $   3,533                $   5,849
Federal funds sold                                                          7,577                    1,383
                                                                     -------------        -----------------
   Cash and cash equivalents                                               11,110                    7,232

Securities available for sale                                              23,311                   16,363
Securities held to maturity                                                   638                    1,042
Other securities                                                            2,520                    2,334
                                                                     -------------        -----------------
   Total investments                                                       26,469                   19,739

Loans, gross                                                              170,405                  157,106
   Less: allowance for loan losses                                         (1,373)                  (1,228)
                                                                     -------------        -----------------
      Net loans                                                           169,032                  155,878

Bank premise and equipment, net                                             2,545                    2,374

Accrued interest receivable                                                 1,402                    1,179
Other assets                                                                2,205                    1,398
                                                                     -------------        -----------------
   Total other assets                                                       3,607                    2,577
                                                                     -------------        -----------------

      Total Assets                                                      $ 212,763                $ 187,800
                                                                     =============        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits                                            $  16,303                $  17,964
Interest bearing deposits                                                 141,060                  118,654
                                                                     -------------        -----------------
   Total deposits                                                         157,363                  136,618

Borrowed funds                                                             37,312                   39,271
Other liabilities                                                           1,512                    1,113
Guaranteed preferred beneficial interest in
      subordinated debentures                                               5,000                       --
                                                                     -------------        -----------------
   Total liabilities                                                      201,187                  177,002


Stockholders' Equity
Common stock, $1 par value:                                                   525                      525
   Authorized - 3,000,000 at June 30, 2002 and
      December 31, 2001
   Issued and outstanding - 525,295 at June 30, 2002
      and December 31, 2001
Additional paid-in capital                                                  5,996                    5,996
Retained earnings                                                           4,822                    4,150
Accumulated other comprehensive income                                        233                      127
                                                                     -------------        -----------------
   Total stockholders' equity                                              11,576                   10,798
                                                                     -------------        -----------------

      Total Liabilities and Stockholders' Equity                        $ 212,763                $ 187,800
                                                                     =============        =================

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                                                                          (000S OMITTED, EXCEPT PER SHARE DATA)
                                                                  THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                                                  --------------------------      ------------------------
                                                                    2002            2001            2002            2001
                                                                   ------          ------          ------          ------
INTEREST INCOME
   Interest and fees on loans                                      $3,531          $3,103          $6,977          $5,831
   Investment securities:
      Taxable                                                         227             234             426             434
      Tax-exempt                                                       49              23              88              52
   Federal funds sold                                                  16               5              29              10
                                                                   ------          ------          ------          ------
         Total interest income                                      3,823           3,365           7,520           6,327

INTEREST EXPENSE
   Deposits                                                         1,401           1,159           2,783           2,189
   Borrowings                                                         553             633           1,104           1,279
   Subordinated Debentures                                             25              --              25              --
                                                                   ------          ------          ------          ------
         Total interest expense                                     1,979           1,792           3,912           3,468
                                                                   ------          ------          ------          ------

Net interest income                                                 1,844           1,573           3,608           2,859
Provision for loan losses                                             205             256             385             355
                                                                   ------          ------          ------          ------

Net interest income after provision for loan losses                 1,639           1,317           3,223           2,504

OTHER INCOME
Service charges on deposit accounts                                   142             115             260             223
Loan servicing fees                                                    26               7              47              16
Gain on real estate mortgages originated for sale                     132             136             294             240
Other income                                                           76              76             157             148
                                                                   ------          ------          ------          ------
      Total other income                                              376             334             758             627

OTHER EXPENSE
Salaries, wages, and benefits                                         711             512           1,356             999
Occupancy expense                                                      59              48             117              93
Equipment and data processing expense                                 140             106             262             185
Advertising and public relations                                       44              35              84              59
Professional fees                                                     120              69             209              99
Office supplies and postage                                            60              59             115             100
Other expense                                                         382             319             705             591
                                                                   ------          ------          ------          ------
      Total other expense                                           1,516           1,148           2,848           2,126
                                                                   ------          ------          ------          ------

INCOME - BEFORE INCOME TAXES                                          499             503           1,133           1,005

FEDERAL INCOME TAX EXPENSE                                            150             143             357             325
                                                                   ------          ------          ------          ------

NET INCOME                                                         $  349          $  360          $  776          $  680
                                                                   ======          ======          ======          ======

EARNINGS PER SHARE                                                 $ 0.66          $ 0.84          $ 1.48          $ 1.78
                                                                   ======          ======          ======          ======

DIVIDENDS DECLARED PER SHARE                                       $ 0.10          $ 0.10          $ 0.20          $ 0.20
                                                                   ======          ======          ======          ======

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                                                                                (000S OMITTED)
                                                         THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                         --------------------------          --------------------------
                                                            2002             2001              2002              2001
                                                         --------          --------          --------          --------
Balance - beginning of period                            $ 11,100          $  6,518          $ 10,798          $  5,987

Net income                                                    349               360               776               680
Change in net unrealized gain on securities
   available for sale, net of tax                             179                19               106                41
                                                         --------          --------          --------          --------

Total comprehensive income                                    528               379               882               721

Dividends declared                                            (52)              (44)             (104)              (87)

Issuance of common stock                                       --             3,284                --             3,516
                                                         --------          --------          --------          --------

Balance - June 30                                        $ 11,576          $ 10,137          $ 11,576          $ 10,137
                                                         ========          ========          ========          ========

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                                                                                         (000S OMITTED)
                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                 ------------------------------
                                                                                   2002                  2001
                                                                                 --------              --------

Cash Flows from Operating Activities
   Net income                                                                    $    776              $    680
   Adjustments to reconcile net income to net
      cash from operating activities
        Depreciation                                                                  119                    96
        Provision for loan losses                                                     385                   355
        Amortization and accretion of securities - Net                                100                   (18)
        Accrued interest receivable and other assets                               (1,030)                 (283)
        Other liabilities                                                             347                  (147)
                                                                                 --------              --------

          Net cash provided by operating activities                                   697                   683

Cash Flows from Investing Activities
   Purchases of securities available for sale                                      (8,395)               (4,899)
   Proceeds from maturities of securities available for sale                        1,509                 3,684
   Proceeds from maturities of securities held to maturity                            400                 1,850
   Purchases of other securities                                                     (186)                 (171)
   Net increase in loans                                                          (13,539)              (23,467)
   Purchases of bank premise and equipment                                           (290)                 (210)
                                                                                 --------              --------

          Net cash used in investing activities                                   (20,501)              (23,213)

Cash Flows from Financing Activities
   Net increase in deposits                                                        20,745                20,603
   Net decrease in short-term borrowings                                           (2,139)               (2,485)
   Proceeds from long-term borrowings                                               6,700                10,800
   Repayment of long-term borrowings                                               (6,520)               (8,282)
   Proceeds from issuance of subordinated debentures                                5,000                    --
   Dividends paid to stockholders                                                    (104)                  (87)
   Proceeds from issuance of common stock, net of
      offering expenses                                                                --                 3,516
                                                                                 --------              --------

          Net cash provided by financing activities                                23,682                24,065
                                                                                 --------              --------

Net increase in cash and cash equivalents                                           3,878                 1,535

Cash and cash equivalents - January 1                                               7,232                 3,942
                                                                                 --------              --------

Cash and cash equivalents - June 30                                              $ 11,110              $  5,477
                                                                                 ========              ========

Supplemental Disclosure of Cash Flow Information
      Cash paid during the period for interest                                   $  3,878              $  3,479
                                                                                 ========              ========

Cash paid for income taxes                                                       $    394              $    322
                                                                                 ========              ========

NORTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

North Bancorp, Inc. (the "Corporation") was incorporated in the State of Michigan in 1991. The Corporation is a bank holding company whose primary purpose is to own and operate First National Bank of Gaylord (the "Bank") as the Bank's sole stockholder. The Bank was organized as a national banking association in 1975 and is headquartered in Gaylord, Michigan. The Bank provides a full range of customary retail and commercial banking services to its primary market area of Otsego County. In 1997, the Bank formed a wholly-owned subsidiary, First of Gaylord Financial Services, Inc., to provide limited insurance agency services to the Bank. In 2002, Gaylord Partners, Limited Partnership was formed as a special purpose subsidiary of the Corporation to issue preferred securities to investors (see the Other Liabilities section on page 9 for additional information).


BASIS OF PRESENTATION

The condensed consolidated financial statements of the Corporation include the accounts of First National Bank of Gaylord, First of Gaylord Financial Services, Inc. and Gaylord Partners, Limited Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements for interim periods are unaudited; however, in the opinion of the Corporation's management, all adjustments necessary for a fair presentation have been included.

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

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year period.


WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 525,295 and 428,305 for the three month periods ended June 30, 2002 and 2001 and 525,295 and 382,503 for the six month periods ended June 30, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following "Management's Discussion and Analysis or Plan of Operation" provides additional information to assess the condensed consolidated financial statements of the Corporation through the second quarter of 2002. The discussion should be read in conjunction with those statements and the accompanying notes.

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


FINANCIAL HIGHLIGHTS

Total assets increased by $24,963,000 or 13% from December 31, 2001 to June 30, 2002. This increase was primarily the result of an increase in net loans of $13,154,000 or 8% since December 31, 2001, while cash and cash equivalents increased $3,878,000 or 54% and total investments increased $6,730,000 or 34%. To fund loan and investment increases, deposits increased by $20,745,000 since December 31, 2001, while borrowed funds decreased $1,959,000 or 5%. The Corporation also issued $5,000,000 of preferred securities during the second quarter of 2002. Year-to-date consolidated net income was $776,000 through June 30, 2002 compared to $680,000 for the same period in 2001. Basic earnings per share were $1.48 for the six months ended June 30, 2002 compared to $1.78 for the six months ended June 30, 2001. The increase in net income without a corresponding increase in earnings per share was due to the increased number of shares outstanding because of a stock offering conducted by the Corporation during the second quarter of 2001.


FINANCIAL CONDITION

INVESTMENTS
Total investments, including securities available for sale, securities held to maturity, and other securities, were $26,469,000 at June 30, 2002, as compared to $19,739,000 at December 31, 2001. The increase of $6,730,000, or 34%, is primarily the result of increased cash flows available from deposits, borrowings and residential mortgage loan sales that exceeded the cash required to fund loans. The investment increase is in the available for sale portfolio; therefore these funds are available to support future growth. Investment securities provide a source of liquidity as well as a means to diversify the risk inherent in the balance sheet.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Following is a summary of the loan mix at June 30, 2002 and December 31, 2001 (000s omitted):

                                                       June 30, 2002                     December 31, 2001
                                                ----------------------------        ----------------------------
                                                                 Percent of                          Percent of
                                                 Amount          Total Loans         Amount          Total Loans
                                                --------         -----------        --------         -----------

Loan Category:
   Commercial                                   $ 53,683               31.5%        $ 44,129               28.1%
   Residential real estate mortgages              62,313               36.6%          60,365               38.4%
   Residential construction mortgages             12,758                7.5%          12,434                7.9%
   Consumer                                       41,651               24.4%          40,178               25.6%
                                                --------         -----------        --------         -----------

Total loans                                     $170,405              100.0%        $157,106              100.0%
                                                ========         ===========        ========         ===========



The Corporation's loan portfolio increased by $13,299,000, or 8%, from $157,106,000 at December 31, 2001 to $170,405,000 at June 30, 2002. Increases in
the portfolio came from all areas with commercial loans registering the largest increase. Commercial loans increased by $9,554,000 or 22% from $44,129,000 at December 31, 2001 to $53,683,000 at June 30, 2002. Residential real estate mortgages increased by $1,948,000 or 3% from $60,365,000 at December 31, 2001 to $62,313,000 at June 30, 2002. Residential construction loans increased $324,000 from $12,434,000 at December 31, 2001 to $12,758,000 at June 30, 2002. The
Corporation continues to experience substantial loan demand in the form of additional market share in its trade area and overall economic growth.

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

At June 30, 2002, non-performing loans -- which include nonaccrual loans and loans 90 or more days past due and still accruing interest totaled $1,214,000. Total nonaccrual loans of $733,000 were comprised of ten loans while the loans 90 or more days past due of $481,000 were comprised of 28 loans. Management fully expects that diligent servicing of these loans will minimize losses. At December 31, 2001, nonperforming loans totaled $826,000, of which $513,000 represented nonaccrual loans and $313,000 represented loans 90 or more days past due and still accruing interest.

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

The following highlights the allocations of allowances for loan losses as of June 30, 2002 (000s omitted):

                                               Allowance      Percent of                      Percent of Allowance
                                               for Loan         Total              Loans       for Loan Losses to
                                                Losses        Allowance         Outstanding    Loans Outstanding
                                               ---------      ----------        -----------   --------------------
Domestic:
   Commercial loans                            $    440            32.1%           $ 53,683                0.82%
   Residential real estate mortgages                 33             2.4%             62,313                0.05%
   Residential construction mortgages                 7             0.5%             12,758                0.05%
   Consumer loans                                   648            47.2%             41,651                1.56%
   Lease financing                                   --             n/a                  --                 n/a
Foreign                                              --             n/a                  --                 n/a
Unallocated                                         245            17.8%                 --                 n/a
                                               ---------      ----------        -----------

   Total                                       $  1,373           100.0%           $170,405
                                               ========       ==========        ===========


The activity in the allowance for loan losses for the six months ended June 30, 2002 and 2001 is presented in the following table (000s omitted):

                                                       Three Months Ended June 30         Six Months Ended June 30
                                                       --------------------------         ------------------------
                                                          2002             2001             2002             2001
                                                        -------           ------           ------           ------
Balance - beginning of period                            $1,298           $  855           $1,228           $  843

Loans charged-off:
   Commercial loans                                           7               25                7               26
   Residential real estate mortgage loans                     5               --                5               --
   Residential construction mortgage loans                   --               --               --               --
   Consumer loans                                           154              115              304              219
                                                        -------           ------           ------           ------
      Total charge-offs                                     166              140              316              245

Recoveries:
   Commercial loans                                          29               --               33               --
   Residential real estate mortgage loans                    --               --               --               --
   Residential construction mortgage loans                   --               --               --               --
   Consumer loans                                             7               35               43               53
                                                        -------           ------           ------           ------
      Total recoveries                                       36               35               76               53

Provision for loan losses                                   205              256              385              355
                                                        -------           ------           ------           ------

Balance - June 30                                        $1,373           $1,006           $1,373           $1,006
                                                         ======           ======           ======           ======


DEPOSITS
Total deposits increased $20,745,000, or 15%, from $136,618,000 at December 31, 2001 to $157,363,000 at June 30, 2002. Deposits increased as the Corporation continued proactive measures to increase the core deposit base in response to loan demand. Additionally, the Corporation began to utilize brokered certificates of deposit in 2002, which totaled $10,333,000 at June 30, 2002. Brokered certificates of deposit are acquired through an intermediary and typically require the Corporation to pay a fee. Management initiated use of this type of deposit because overall prices are similar to other types of deposits and require less administrative burden. Noninterest-bearing deposits declined from $17,964,000 at December 31, 2001 to $16,303,000 at June 30, 2002.
Management views the fluctuation in transaction accounts as normal and not necessarily indicative of an adverse trend. On average, noninterest-bearing deposits totaled $15,264,000 in 2001 while they have averaged $15,280,000 for the first six months of 2002.

BORROWED FUNDS
Federal Home Loan Bank (FHLB) advances increased by $180,000 or 0.5% from $37,132,000 at December 31, 2001 to $37,312,000 at June 30, 2002. In addition to deposits, the Corporation also utilizes the Federal Home Loan Bank of Indianapolis (FHLBI) as a primary funding source. The FHLBI provides a stable source of funding at competitive rates.

OTHER LIABILITIES
In March 2002, the Corporation formed Gaylord Partners, Limited Partnership (the "Partnership"), a wholly-owned subsidiary of North Bancorp, Inc. Effective May 30, 2002, the Partnership privately placed $5,000,000 of preferred securities which are reflected on the consolidated balance sheet as Guaranteed Preferred Beneficial Interests in the Corporation's Junior Subordinated Debentures (the "preferred securities"). The preferred securities were sold in two series. Series A totaled $1,150,000 and carries a variable interest rate equal to one month LIBOR plus 3.60 percent. Series B totaled $3,850,000 and carries a variable interest rate equal to the prime rate, as reported on certain dates in the Wall Street Journal, Midwest Edition, plus 1.0 percent. For both Series A and Series B, the interest rates are not to exceed 12 percent annually. Distributions on the preferred securities are paid quarterly on March 31, June 30, September 30, and December 31. The preferred securities mature in 2032 and are redeemable at part at any time on or after May 31, 2007. The Partnership used the proceeds from the sale of the preferred securities to purchase junior subordinated deferrable interest debentures issued by the Corporation. The Corporation used the proceeds from the junior subordinated debentures for the retirement of debt and for a capital contribution to the Bank to support future growth. Subject to certain limitations, these securities qualify as Tier I capital for the Corporation.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the quarter ended June 30, 2002 totaled $1,844,000 and represented an increase of $271,000, or 17%, compared to the same period one year ago. The increase in net interest income was primarily attributable to the increase in the volume of loans; however, this increase was offset by an increase in deposits. Interest expense increased $187,000 to $1,979,000 in the three months ended June 30, 2002 from $1,792,000 for the same period in 2001. The increases are attributable to increased interest--bearing deposits.

Net interest income for the six months ended June 30, 2002 totaled $3,608,000 and represented an increase of $749,000, or 26%, compared to the same period one year ago. Interest expense increased $444,000 to $3,912,000 for the six months ended June 30, 2002 compared to $3,468,000 for the same period in 2001.

NET INTEREST MARGIN
Following are the net interest margin calculations for the three and six months ended June 30, 2002 and 2001 (000s omitted):

                                                                             Three Months Ended June 30
                                                  -----------------------------------------------------------------------------
                                                                   2002                                   2001
                                                  -------------------------------------    ------------------------------------
                                                   Average                      Average    Average                      Average
                                                   Balance       Interest        Rate      Balance       Interest        Rate
Federal funds sold                                $  3,598       $     16        1.78%     $    384      $      5        5.22%
Investment securities - taxable                     17,697            227        5.14%       12,552           234        7.48%
Investment securities - tax-exempt                   4,421             49        4.45%        2,571            23        3.59%
Loans                                              163,351          3,531        8.67%      118,613         3,103       10.49%
                                                  -------------------------------------    ------------------------------------
Total earning assets                              $189,067       $  3,823        8.11%     $134,120      $  3,365       10.06%
                                                  =====================================    ====================================

Interest bearing deposits                          129,270          1,401        4.35%       83,714         1,159        5.55%
Borrowed funds                                      37,640            578        6.16%       35,906           633        7.07%
                                                  -------------------------------------    ------------------------------------
                                                   166,910          1,979        4.76%      119,620         1,792        6.01%
                                                  =====================================    ====================================

Net interest income                                                 1,844                                   1,573
FTE adjustment                                                         27                                      12

Net interest spread                                                              3.35%                                   4.05%
Net interest margin (as a percentage
   of earning assets) (FTE)                                                      3.97%                                   4.74%

                                                                              Six Months Ended June 30
                                                  -----------------------------------------------------------------------------
                                                                    2002                                   2001
                                                  -------------------------------------    ------------------------------------

                                                   Average                     Average      Average                     Average
                                                   Balance        Interest       Rate       Balance       Interest       Rate

Federal funds sold                                 $  3,750       $     29       1.56%      $    400      $     10       5.04%
Investment securities - taxable                      18,522            426       4.64%        13,183           434       6.64%
Investment securities - tax-exempt                    4,682             88       3.79%         2,096            52       5.00%
Loans                                               164,949          6,977       8.53%       121,475         5,831       9.68%
                                                  -------------------------------------    ------------------------------------
Total earning assets                               $191,903       $  7,520       7.90%      $137,154      $  6,327       9.30%
                                                  =====================================    ====================================

Interest bearing deposits                           131,427          2,783       4.27%        82,705         2,189       5.34%
Borrowed funds                                       37,859          1,129       6.01%        35,970         1,279       7.17%
                                                  -------------------------------------    ------------------------------------
                                                    169,286          3,912       4.66%       118,675         3,468       5.89%
                                                  =====================================    ====================================

Net interest income                                                  3,608                                  2,859
FTE adjustment                                                          48                                     28

Net interest spread                                                              3.24%                                   3.41%
Net interest margin (as a percentage
   of earning assets) (FTE)                                                      3.84%                                   4.24%

The Corporation's net interest margin decreased to 3.97% for the three months ended June 30, 2002 from 4.74% for the same period in 2001. Similarly, the net interest margin of 3.84% for the six months ended June 30, 2002 decreased from 4.24% for the same period in 2001. Interest rates in the first six months of 2002 have remained at lower levels than compared to recent years. Many loan customers took advantage of the lower rate environment to reduce their borrowing costs by refinancing their loans before scheduled maturity. The net interest margin table above shows that for the six months ended June 30, 2002 the Corporation's loan portfolio generated an average yield of 8.53%, compared to 9.68% for the same period a year ago. Similarly, for the three months ended June 30, 2002 the Corporation's loan portfolio produced an average yield of 8.67% compared to 10.49% during the same period in 2001.

Interest expense was higher for both the three months ended and the six months ended June 30, 2002 compared to the same periods in 2001, as additional interest bearing deposits were obtained to accommodate growth in the loan portfolio. The average cost of funds, however, has declined because of the low rate environment. The average cost of funds for interest bearing deposits for the three months ended June 30, 2002 was 4.35% compared to 5.55% for the same period in 2001. The average cost of funds for borrowings declined to 6.16% for the three months ended June 30, 2002 from 7.07% for the same period in 2001. For the six months ended June 30, 2002 the average cost of funds for interest bearing deposits and borrowings was 4.27% and 6.01%, respectively. For the same period in 2001 the average cost of funds was 5.34% and 7.17%, respectively. While the average cost of interest-bearing deposits and borrowings have declined, the decrease was at a slower pace because depositors do not typically cash out of certificates of deposit early, especially if market rates are below previously obtained higher-rate instruments.

PROVISION FOR LOAN LOSSES
The provision for loan losses charged to operations was $205,000 for the quarter ended June 30, 2002 as compared to $256,000 for the quarter ended June 30, 2001. As noted in the "Loans and Allowance for Loan Losses" section, net charge-offs for the quarter ended June 30, 2002 totaled $130,000 as compared to $105,000 for the quarter ended June 30, 2001.

The provision for loan losses charged to operations for the six months ended June 30, 2002 was $385,000 as compared to $355,000 for the six months ended June 30, 2001. The increase in the provision is the result of the increase in net charge-offs and increased loan growth and continued economic uncertainty in the overall economy. For comparison purposes, net charge-offs for the six months ended June 30, 2002 totaled $240,000 as compared to $192,000 for the six months ended June 30, 2001.

OTHER INCOME
Other income increased by $42,000 to $376,000 for the quarter ended June 30, 2002 as compared to $334,000 for the quarter ended June 30, 2001. The increase in other income was primarily due to the increased activity of service charges on deposit accounts. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $88,000 for the quarter ended June 30, 2002 as compared to $118,000 for the quarter ended June 30, 2001.

Other income increased by $131,000 to $758,000 for the six months ended June 30, 2002 as compared to $627,000 for the six months ended June 30, 2001. The increase in other income on a year-to-date basis was primarily due to the increased activity on the sale of real estate mortgage loans originated for sale. The gain on the sale of such loans was $90,000 for the six months ended June 30, 2002 as compared to $40,000 for the six months ended June 30, 2002. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $204,000 for the six months ended June 30, 2002 as compared to $200,000 for the six months ended June 30, 2002.

The Corporation generally sells 15- to 30-year, fixed rate, residential real estate loans it originates and receives a gain on the sale of such loans. The Corporation may, from time to time, retain longer term fixed rate loans in its portfolio. Since the loans are sold with servicing retained, the Corporation records the servicing asset at the time the loans are sold. With the decreasing interest rate environment experienced during 2001 and the first six months of 2002, activity in mortgage refinancings have increased resulting in increased income to the Corporation.

OTHER EXPENSE
Other expense increased by $368,000 to $1,516,000 for the quarter ended June 30, 2002 as compared to $1,148,000 for the quarter ended June 30, 2001. The increase was attributed to an increase of $199,000, or 39%, in personnel costs as full time equivalent employees increased from forty-six at June 30, 2001 to sixty-three at June 30, 2002. Management determined that additional staffing was necessary to support the Corporation's growth. Equipment and data processing expense increased $34,000 to $140,000 for the quarter ended June 30, 2002. This increase was primarily due to additional software licensing fees, maintenance agreements and depreciation expense associated with technological upgrades to manage continued growth. Professional fees increased during the second quarter of 2002 by $51,000 to

$120,000 primarily related to compliance with Securities and Exchange Commission reporting requirements. The remaining increases in other expense are also related to the growth of the Corporation during the past year.

Other expenses increased by $722,000 to $2,848,000 for the six months ended June 30, 2002 as compared to $2,126,000 for the six months ended June 30, 2001. Personnel costs increased by $357,000, or 36%, to $1,356,000 for the six months ended June 30, 2002. Equipment and data processing expense increased by $77,000 to $262,000 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Professional fees increased by $110,000 to $209,000 for the six months ended June 30, 2002 as compared to $99,000 for the six months ended June 30, 2001. The increases to personnel costs, equipment and data processing expense and professional fees are for substantially the same reasons noted above. Office supplies and postage increased by $15,000 to $115,000 for the six months ended June 30, 2002 as compared to $100,000 for the six months ended June 30, 2001. This increase, along with other such increases, is due to the overall growth of the corporation.

FEDERAL INCOME TAX EXPENSE
The provision for federal income tax was 30% of pretax income for the quarter ended June 30, 2002 as compared to 28% for the quarter ended June 30, 2001.

The provision for federal income tax was 32% of pretax income for the six months ended June 30, 2002 and 2001.

The difference between the effective tax rates and the federal corporate income tax rate of 34% is generally due to tax-exempt interest earned on investments and loans and other tax-related items.

NET INCOME
Net income totaled $349,000 for the quarter ended June 30, 2002 as compared to $360,000 for the quarter ended June 30, 2001. Basic earnings per share totaled $0.66 for the quarter ended June 30, 2002 as compared to $0.84 for the quarter ended June 30, 2001.

Net income totaled $776,000 for the six months ended June 30, 2002 as compared to $680,000 for the same period one year ago. Basic earnings per share totaled $1.48 for the six months ended June 30, 2002 as compared to $1.78 for the six months ended June 30, 2001.

Per share earnings were affected by additional stock issued in the second quarter of 2001. The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.

LIQUIDITY

The Corporation must maintain an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for the payment of operating expenses. Maintaining adequate liquidity is accomplished through the management of a combination of liquid assets -- those which can be converted into cash -- and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale," and maturing loans. Federal funds purchased and advances from the Federal Home Loan Bank system represent the Corporation's primary source of immediate liquidity and are maintained at a level to meet immediate needs. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. To be categorized as well capitalized, minimum capital ratios must be maintained as shown in the following table (000s omitted). Actual results are also shown as of June 30, 2002 and December 31, 2001.

                                                                                                        Minimum Required to be
                                                                             Minimum Required for       Well Capitalized Under
                                                                               Capital Adequacy        Prompt Corrective Action
                                                       Actual                      Purposes                  Provisions
                                                ---------------------        --------------------      ------------------------

AS OF JUNE 30, 2002:
   Total Capital
      (to Risk Weighted Assets)
      Consolidated                              $16,443        10.98%        $11,980         8.00%           n/a          n/a
      First National Bank of Gaylord             17,350        11.61          11,954         8.00        $14,944        10.00%
   Tier I Capital
      (to Risk Weighted Assets)
      Consolidated                              $15,070        10.07%        $ 5,986         4.00%           n/a          n/a
      First National Bank of Gaylord             15,977        10.69           5,977         4.00        $ 8,966         6.00%
   Tier I Capital
      (to Average Assets)
      Consolidated                              $15,070         7.55%        $ 7,984         4.00%           n/a          n/a
      First National Bank of Gaylord             15,977         8.00           7,984         4.00        $ 9,979         5.00%

AS OF DECEMBER 31, 2001:
   Total Capital
      (to Risk Weighted Assets)
      Consolidated                              $11,860         8.98%        $10,566         8.00%           n/a          n/a
      First National Bank of Gaylord             13,974        10.59          10,566         8.00        $13,195        10.00%
   Tier I Capital
      (to Risk Weighted Assets)
      Consolidated                              $10,632         8.05%        $ 5,283         4.00%           n/a          n/a
      First National Bank of Gaylord             12,796         9.66           5,299         4.00        $ 7,948         6.00%
   Tier I Capital
      (to Average Assets)
      Consolidated                              $10,632         9.01%        $ 7,076         4.00%           n/a          n/a
      First National Bank of Gaylord             12,746         7.20           7,081         4.00        $ 8,851         5.00%

                           PART II--OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2002 the Corporation held its annual meeting of stockholders. At the meeting, Keith H. Gornick, Douglas C. Johnson and John R. Kluck were elected to serve as directors with terms expiring in 2005.

Continuing as an incumbent director until 2004 is Fred T. Burns. Continuing as incumbent directors until 2003 are Larry B. Higgins and Mathew H. Nowicki. Clare R. Colwell, whose term was to expire in 2004, resigned as a director of the Corporation on May 21, 2002.

There were 525,295 issued and outstanding shares of Common Stock and there were 304,245 shares of Common Stock represented at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors                 Votes For         Votes Against    Votes Withheld
         ---------------------                 ---------         -------------    --------------
         Keith H. Gornick                      281,367              15,622              7,256
         Douglas C. Johnson                    288,485               8,504              7,256
         John R. Kluck                         296,989                -0-               7,256


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.3 Executive Salary Continuation Agreement dated June 10, 2002 between First National Bank of Gaylord and William A. Kirsten.

10.4 Executive Salary Continuation Agreement dated June 10, 2002 between First National Bank of Gaylord and Katherine L. Taskey.

(b)           Reports on Form 8-K
              No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NORTH BANCORP, INC.



                                By: /s/  John R. Kluck
                                   ----------------------------------------
                                    John R. Kluck
                                    President and Chief Executive Officer





                                And: /s/  William A. Kirsten
                                    ----------------------------------------
                                    William A. Kirsten
                                    Senior Vice President and
                                    Chief Financial Officer


DATED: August 9, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of North Bancorp, Inc. (the "Corporation") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John R. Kluck, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respect, the financial condition and results of operations of the Corporation.



/s/  John R. Kluck
---------------------------------------
John R. Kluck
President and Chief Executive Officer

August 9, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of North Bancorp, Inc. (the "Corporation") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Kirsten, Senior Vice President and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respect, the financial condition and results of operations of the Corporation.



/s/  William A. Kirsten
-------------------------------------
William A. Kirsten
Senior Vice President and
Chief Financial Officer

August 9, 2002

                                 EXHIBIT INDEX

Exhibit No.   Description
----------    -----------

10.3 Executive Salary Continuation Agreements dated June 10, 2002 between First National Bank of Gaylord and William A. Kirsten.

10.4 Executive Salary Continuation Agreements dated June 10, 2002 between First National Bank of Gaylord and Katherine L. Taskey.