Form 10QSB
period 2002-09-30
NORTH BANCORP INC
filed 2002-11-15
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       or
[ ]      Transition report under Section 13 or 15(d) of the Exchange Act
               For the transition period from ________ to ________

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 5, 2002 there were 525,895 shares of Common Stock of the issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):    Yes: [ ]  No: [X]

NORTH BANCORP, INC.
Index

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements:

          Condensed Consolidated Balance Sheets -- September 30, 2002
          and December 31, 2001.................................................       1

          Condensed Consolidated Statements of Income -- Three and Nine
          Months Ended September 30, 2002 and 2001..............................       2

          Condensed Consolidated Statements of Changes in Stockholders'
          Equity -- Three and Nine Months Ended September 30, 2002 and 2001.....       3

          Condensed Consolidated Statements of Cash Flow -- Nine Months
          Ended September 30, 2002 and 2001.....................................       4

          Notes to Condensed Consolidated Financial Statements..................       5

Item 2 -- Management's Discussion and Analysis or Plan of Operation.............    6-13

Item 3 -- Controls and Procedures...............................................   13-14


PART II -- OTHER INFORMATION

Item 5 -- Other Information.....................................................      15

Item 6 -- Exhibits and Reports on Form 8-K......................................      15


SIGNATURES......................................................................   16-18

EXHIBIT INDEX...................................................................      19



                          PART I--FINANCIAL INFORMATION


ITEM 1. CONDENSED FINANCIAL STATEMENTS


NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(UNAUDITED)

                                                         (000S OMITTED)
                                       SEPTEMBER 30, 2002             DECEMBER 31, 2001
                                       ------------------             -----------------

ASSETS
Cash and due from banks                 $  6,039                      $  5,849
Federal funds sold                         4,910                         1,383
                                        --------                      --------
  Cash and cash equivalents               10,949                         7,232

Interest-bearing deposits in banks         3,166                             -

Securities available for sale             22,309                        16,363
Securities held to maturity                  937                         1,042
Other securities                           2,520                         2,334
                                        --------                      --------
  Total investments                       25,766                        19,739

Loans, gross                             174,168                       157,106
  Less: allowance for loan losses         (2,087)                       (1,228)
                                        --------                      --------
    Net loans                            172,081                       155,878

Bank premise and equipment, net            2,585                         2,374

Accrued interest receivable                1,252                         1,179
Other assets                               2,641                         1,398
                                        --------                      --------
  Total other assets                       3,893                         2,577
                                        --------                      --------

   Total Assets                         $218,440                      $187,800
                                        ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits            $ 18,069                      $ 17,964
Interest bearing deposits                147,223                       118,654
                                        --------                      --------
  Total deposits                         165,292                       136,618


Borrowed funds                            35,095                        39,271
Other liabilities                          1,371                         1,113
Guaranteed preferred beneficial
  interest in subordinated
  debentures                               5,000                             -
                                        --------                      --------
Total liabilities                        206,758                       177,002


Stockholders' Equity
Common stock, $1 par value:                  526                           525
  Authorized - 3,000,000 at
   September 30, 2002 and
   December 31, 2001
  Issued and outstanding -
   525,895 at September 30, 2002
   and 525,295 December 31, 2001
Additional paid-in capital                 6,009                         5,996
Retained earnings                          4,776                         4,150
Accumulated other comprehensive
  income                                     371                           127
                                        --------                      --------
  Total stockholders' equity              11,682                        10,798
                                        --------                      --------


   Total Liabilities and
     Stockholders' Equity               $218,440                      $187,800
                                        ========                      ========

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)


                                                                              (000S OMITTED, EXCEPT PER SHARE DATA)
                                                                 -------------------------------------------------------------------
                                                                 THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                                                 --------------------------------     ------------------------------
                                                                       2002            2001                 2002           2001
                                                                 ---------------  ---------------     ---------------  -------------
INTEREST INCOME
  Interest and fees on loans                                        $   3,573        $  3,306            $ 10,550        $  9,137
  Investment securities:
    Taxable                                                               233             162                 659             596
    Tax-exempt                                                             52              20                 140              72
  Federal funds sold                                                       39               7                  68              17
                                                                   -----------      -----------         -----------      ---------
      Total interest income                                             3,897           3,495              11,417           9,822

INTEREST EXPENSE
  Deposits                                                              1,431           1,241               4,214           3,430
  Borrowings                                                              507             592               1,611           1,871
  Subordinated Debentures                                                  72               -                  97               -
                                                                   -----------      -----------         -----------      ---------
      Total interest expense                                            2,010           1,833               5,922           5,301
                                                                   -----------      -----------         -----------      ---------

Net interest income                                                     1,887           1,662               5,495           4,521
Provision for loan losses                                                 980             224               1,365             579
                                                                   -----------      -----------         -----------      ---------

Net interest income after provision for loan losses                       907           1,438               4,130           3,942

NONINTEREST INCOME
Service charges on deposit accounts                                       148             108                 408             330
Loan servicing fees                                                         8              16                  55              32
Gain on real estate mortgages originated for sale                         214              70                 508             303
Gain on sale of securities available for sale                               -               -                   -               -
Other income                                                              109              74                 266             230
                                                                   -----------      -----------         -----------      ---------
      Total noninterest income                                            479             268               1,237             895

NONINTEREST EXPENSE
Salaries, wages and benefits                                              595             536               1,951           1,535
Occupancy expense                                                          76              40                 193             133
Equipment and data processing expense                                     152              99                 414             279
Advertising and public relations                                           44              34                 128              94
Professional fees                                                          78              52                 287             151
Office supplies and postage                                                57              51                 172             150
Other expense                                                             398             303               1,103             899
                                                                   -----------      -----------         -----------      ---------
      Total noninterest expense                                         1,400           1,115               4,248           3,241
                                                                   -----------      -----------         -----------      ---------

INCOME - BEFORE INCOME TAXES                                              (14)            591               1,119           1,596

FEDERAL INCOME TAX EXPENSE                                                (20)            199                 337             524
                                                                   -----------      -----------         -----------      ---------

NET INCOME                                                          $       6        $    392            $    782        $  1,072
                                                                   ===========      ===========         ===========      =========

EARNINGS PER SHARE                                                  $    0.01        $   0.75            $   1.49        $   2.49
                                                                   ===========      ===========         ===========      =========

DIVIDENDS DECLARED PER SHARE                                        $    0.10        $   0.10            $   0.30        $   0.20
                                                                   ===========      ===========         ===========      =========


NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)


                                                                       (000S OMITTED)
                                               THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30
                                               -------------------------------   ------------------------------
                                                        2002         2001               2002         2001
                                                        ----         ----               ----         ----

Balance - beginning of period                         $11,576      $10,137            $10,798      $ 5,987

Net income                                                  6          392                782        1,072
Change in net unrealized gain on securities
  available for sale, net of tax                          138           96                244          137
                                                      -------      -------            -------      -------

    Total comprehensive income                            144          488              1,026        1,209

Dividends declared                                        (53)         (52)              (157)        (139)

Issuance of common stock                                   15            -                 15        3,516
                                                      -------      -------            -------      -------

Balance - September 30                                $11,682      $10,573            $11,682      $10,573
                                                      =======      =======            =======      =======

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)


                                                                                  (000S OMITTED)
                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                           ------------------------------
                                                                                2002          2001
                                                                                ----          ----

Cash Flows from Operating Activities
  Net income                                                                $    782         $  1,072
  Adjustments to reconcile net income to net
    cash from operating activities
      Depreciation                                                               182              149
      Provision for loan losses                                                1,365              579
      Amortization and accretion of securities - Net                             164               47
      Accrued interest receivable and other assets                            (1,316)            (516)
      Other liabilities                                                          135                3
                                                                            --------         --------

        Net cash provided by operating activities                              1,312            1,334

Cash Flows from Investing Activities
  Increase in interest-bearing deposits in banks                              (3,166)               -
  Purchases of securities available for sale                                 (11,202)          (9,573)
  Proceeds from maturities of securities available for sale                    5,464            5,616
  Purchase of securities held to maturity                                       (300)            (300)
  Proceeds from maturities of securities held to maturity                        400            1,850
  Purchases of other securities                                                 (186)            (237)
  Net increase in loans                                                      (17,568)         (35,569)
  Purchases of bank premise and equipment                                       (393)            (616)
                                                                            --------         --------

        Net cash used in investing activities                                (26,951)         (38,829)

Cash Flows from Financing Activities
  Net increase in deposits                                                    28,674           36,882
  Net decrease in short-term borrowings                                       (2,139)         (10,077)
  Proceeds from long-term borrowings                                           8,275            9,050
  Repayment of long-term borrowings                                          (10,312)          (1,274)
  Proceeds from issuance of subordinated debentures                            5,000                -
  Dividends paid to stockholders                                                (157)            (139)
  Proceeds from issuance of common stock, net of
    offering expenses                                                             15            3,516
                                                                            --------         --------

        Net cash provided by financing activities                             29,356           37,958
                                                                            --------         --------

Net increase in cash and cash equivalents                                      3,717              463

Cash and cash equivalents - January 1                                          7,232            3,942
                                                                            --------         --------

Cash and cash equivalents - September 30                                    $ 10,949         $  4,405
                                                                            ========         ========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for interest                                  $  5,921         $  5,292
                                                                            ========         ========

Cash paid for income taxes                                                  $    554         $    610
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

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year period.


WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 525,695 and 525,295 for the three month periods ended September 30, 2002 and 2001 and 525,428 and 429,942 for the nine month periods ended September 30, 2002 and 2001.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following "Management's Discussion and Analysis or Plan of Operation" provides additional information to assess the condensed consolidated financial statements of the Corporation through the third quarter of 2002. The discussion should be read in conjunction with those statements and the accompanying notes.

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


FINANCIAL HIGHLIGHTS

Total assets increased by $30,640,000 or 16% from December 31, 2001 to September 30, 2002. This increase was primarily the result of an increase in net loans of $16,203,000 or 10% since December 31, 2001, while cash and cash equivalents increased $3,717,000 or 51% and total investments increased $6,027,000 or 31%. Certificates of deposit purchased from other financial institutions totaled $3,166,000. These deposits are primarily comprised of $99,000 individual certificates of deposit and provide an additional outlet for excess liquidity. Each instrument is fully insured up to $100,000 by the Federal Deposit Insurance Corporation or the National Credit Union Administration. To fund loan and investment increases, deposits increased by $28,674,000 since December 31, 2001, while borrowed funds decreased $4,176,000 or 11%. The Corporation also issued $5,000,000 of preferred securities during the second quarter of 2002. Year-to-date consolidated net income was $782,000 through September 30, 2002 compared to $1,072,000 for the same period in 2001. Basic earnings per share were $1.49 for the nine months ended September 30, 2002 compared to $2.49 for the nine months ended September 30, 2001.

FINANCIAL CONDITION

INVESTMENTS
Total investments, including securities available for sale, securities held to maturity, and other securities, were $25,766,000 at September 30, 2002, as compared to $19,739,000 at December 31, 2001. The increase of $6,027,000, or 31%, is primarily the result of increased cash flows available from deposits, borrowings and residential mortgage loan sales that exceeded the cash required to fund loans. The investment increase is in the available for sale portfolio; therefore these funds are available to support future growth. Investment securities provide a source of liquidity as well as a means to diversify the risk inherent in the balance sheet.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Following is a summary of the loan mix at September 30, 2002 and December 31, 2001 (000s omitted):

                                                September 30, 2002           December 31, 2001
                                             -----------------------      -----------------------
                                                         Percent of                   Percent of
                                              Amount     Total Loans       Amount     Total Loans
                                             --------    -----------      --------    -----------
Loan Category:
  Commercial                                 $ 55,512        31.9%        $ 44,129       28.1%
  Residential real estate mortgages            61,873        35.5%          60,365       38.4%
  Residential construction mortgages           16,343         9.4%          12,434        7.9%
  Consumer                                     40,440        23.2%          40,178       25.6%
                                             --------    -----------      --------    -----------
  Total loans                                $174,168       100.0%        $157,106      100.0%
                                             ========    ===========      ========    ===========

The Corporation's loan portfolio increased by $17,062,000, or 11%, from $157,106,000 at December 31, 2001 to $174,168,000 at September 30, 2002.
Increases in the portfolio came from all areas with commercial loans registering the largest increase. Commercial loans increased by $11,383,000 or 26% from $44,129,000 at December 31, 2001 to $55,512,000 at September 30, 2002.
Residential real estate mortgages increased by $1,508,000 or 2% from $60,365,000 at December 31, 2001 to $61,873,000 at September 30, 2002. Residential construction loans increased $3,909,000 from $12,434,000 at December 31, 2001 to $16,343,000 at September 30, 2002. The Corporation continues to experience substantial loan demand in the form of additional market share in its trade area.

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

At September 30, 2002, non-performing loans, which include nonaccrual loans and loans 90 or more days past due and still accruing interest, totaled $1,882,000. Total nonaccrual loans of $1,441,000 were comprised of 34 loans while loans 90 or more days past due of $441,000 were comprised of 12 loans. At December 31, 2001, nonperforming loans totaled $826,000, of which $513,000 represented nonaccrual loans and $313,000 represented loans 90 or more days past due and still accruing interest. The increase in nonperforming loans is comprised mainly of various nonaccrual residential mortgage loans and consumer loans. Uncertain overall economic conditions have negatively affected the local economy in the Corporation's marketplace, contributing to an increase in foreclosure actions, repossession activity and loans with payments past due 30 days or more. At September 30, 2002 total loans past due 30 days or more was 2.85% of total loans compared to 1.56% at September 30, 2001. The Corporation expects the amount of nonperforming loans to remain elevated into the foreseeable future, as economic conditions in the Corporation's market area remain weak. The Corporation maintains an active loan collection process to mitigate loan losses. Additionally, underwriting standards for all loan types have been modified to better account for a more difficult economic climate.

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

The following highlights the allocations of allowances for loan losses as of September 30, 2002 (000s omitted):

                               Allowance     Percent of                  Percent of Allowance
                               for Loan        Total          Loans        for Loan Losses to
                                Losses       Allowance     Outstanding     Loans Outstanding
                               ---------     ----------    -----------   ---------------------

Domestic:
  Commercial loans              $  769          36.9%        $ 55,512            1.39%
  Residential real estate
    mortgages                      232          11.1%          61,873            0.37%
  Residential construction
    mortgages                      164           7.9%          16,343            1.00%
  Consumer loans                   627          30.0%          40,440            1.55%
Foreign                              -            n/a               -              n/a
Unallocated                        295          14.1%               -              n/a
                                ------         ------        --------
  Total                         $2,087         100.0%        $174,168
                                ======         ======        ========


The activity in the allowance for loan losses for the three and nine months ended September 30, 2002 and 2001 is presented in the following table (000s omitted):


                                    Three Months Ended September 30  Nine Months Ended September 30
                                    -------------------------------  ------------------------------
                                        2002            2001              2002           2001
                                    -------------   ---------------  ------------    --------------
Balance - beginning of period           $1,373         $1,006            $1,228         $  843

Loans charged off:
  Commercial loans                           -              -                 7             26
  Residential real estate
    mortgage loans                           2              -                 7              -
  Residential construction
    mortgage loans                           -              -                 -              -
  Consumer loans                           305            134               609            353
                                        ------         ------            ------         ------
    Total charge-offs                      307            134               623            379

Recoveries:
  Commercial loans                           -              3                33              3
  Residential real estate
    mortgage loans                           2              -                 2              -
  Residential construction
    mortgage loans                           -              -                 -              -
  Consumer loans                            39             30                82             83
                                        ------         ------            ------         ------
    Total recoveries                        41             33               117             86

Provision for loan losses                  980            224             1,365            579
                                        ------         ------            ------         ------

Balance - September 30                  $2,087         $1,129            $2,087         $1,129
                                        ======         ======            ======         ======




The Corporation has experienced substantially higher charge-off activity in 2002 compared to 2001. The economic environment has remained unfavorable throughout 2002 and has negatively impacted economic activity in the Corporation's market area. According to the Michigan Department of Career Development, the average unemployment rate in Otsego County for the nine months ended September 30, 2002 was 7.40% compared to 6.10% for the same period in 2001, a 21% increase. Consequently, as the Corporation's consumer loan customers have generated less income, repossession activity has substantially increased in 2002. For the nine months ended September 30, 2002 the Corporation repossessed 99 items of collateral, compared to 46 for the same period in 2001. With economic conditions expected to remain weak, the Corporation expects charge-off activity to remain elevated for the remainder of 2002 and into 2003. The Corporation estimates that an additional $523,000 in charge-offs is likely from the current portfolio of nonperforming loans that may be realized in the fourth quarter of 2002 or the first six months of 2003, subject to timing variance, based on the collection process. Please refer to the Provision for Loan Losses section for additional information.

DEPOSITS
Total deposits increased $28,674,000, or 21%, from $136,618,000 at December 31, 2001 to $165,292,000 at September 30, 2002. Deposits increased as the Corporation continued proactive measures to increase the core deposit base in response to loan demand. Additionally, the Corporation began to utilize brokered certificates of deposit in 2002, which totaled $12,339,000 at September 30, 2002. Brokered certificates of deposit are acquired through an intermediary and typically require the Corporation to pay a fee. Management initiated use of this type of deposit because overall prices are similar to other types of deposits and require less administrative burden. Noninterest-bearing deposits increased from

$17,964,000 at December 31, 2001 to $18,069,000 at September 30, 2002. On
average, noninterest-bearing deposits totaled $15,264,000 in 2001 while they have averaged $16,000,000 for the first nine months of 2002.

BORROWED FUNDS
In addition to deposits, the Corporation also utilizes the Federal Home Loan Bank of Indianapolis (FHLBI) as a primary funding source. The Corporation considers the FHLBI a stable source of funding at competitive rates. FHLBI advances decreased by $2,037,000 or 5% from $37,132,000 at December 31, 2001 to $35,095,000 at September 30, 2002. Other borrowed funds at December 31, 2001 of $2,139,000 represented a line of credit from a bank. This line of credit was repaid during 2002.

OTHER LIABILITIES
In March 2002, the Corporation formed Gaylord Partners, Limited Partnership (the "Partnership"), a special-purpose subsidiary of North Bancorp, Inc. Effective May 30, 2002, the Partnership privately placed $5,000,000 of preferred securities which are reflected on the consolidated balance sheet as Guaranteed Preferred Beneficial Interests in the Corporation's Junior Subordinated Debentures (the "preferred securities"). The preferred securities were sold in two series. Series A totaled $1,150,000 and carries a variable interest rate equal to one month LIBOR plus 3.60 percent. Series B totaled $3,850,000 and carries a variable interest rate equal to the prime rate, as reported on certain dates in the Wall Street Journal, Midwest Edition, plus 1.0 percent. For both Series A and Series B, the interest rates are not to exceed 12 percent annually. Distributions on the preferred securities are paid quarterly on March 31, June 30, September 30, and December 31. The preferred securities mature in 2032 and are redeemable at part at any time on or after May 31, 2007. The Partnership used the proceeds from the sale of the preferred securities to purchase junior subordinated deferrable interest debentures issued by the Corporation. The Corporation used the proceeds from the junior subordinated debentures for the retirement of debt and for a capital contribution to the Bank to support future growth. Subject to certain limitations, these securities qualify as Tier I capital for the Corporation.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the quarter ended September 30, 2002 totaled $1,887,000 and represented an increase of $225,000, or 14%, compared to the same period one year ago. The increase in net interest income was primarily attributable to the increase in the volume of loans; however, this increase was offset by an increase in deposits and interest-bearing liabilities. Interest expense increased $177,000 to $2,010,000 in the three months ended September 30, 2002 from $1,833,000 for the same period in 2001. The increases are attributable to increased interest-bearing deposits and liabilities.

Net interest income for the nine months ended September 30, 2002 totaled $5,495,000 and represented an increase of $974,000, or 22%, compared to the same period one year ago. Interest expense increased $621,000 to $5,922,000 for the nine months ended September 30, 2002 compared to $5,301,000 for the same period in 2001.

NET INTEREST MARGIN
Following are the net interest margin calculations for the three and nine months ended September 30, 2002 and 2001 (000s omitted):


                                                                 Three Months Ended September 30
                                           -------------------------------------------------------------------------------
                                                           2002                                       2001
                                           ------------------------------------        -----------------------------------
                                            Average                     Average         Average                    Average
                                            Balance       Interest       Rate           Balance      Interest       Rate
Federal funds sold                         $   4,290      $     39       3.61%         $     791      $     7       3.51%
Investment securities - taxable               18,218           227       4.94%            14,005          162       4.59%
Investment securities - tax-exempt             4,612            52       4.47%             2,093           20       3.79%
Loans                                        164,694         3,573       8.61%           139,976        3,306       9.37%
Int bearing cash and due from banks              138             6      17.29%                11            -          -%
                                           -----------------------------------------------------------------------------
Total earning assets                       $ 191,952      $  3,897       8.05%         $ 156,876      $ 3,495       8.84%
                                           ===================================         =================================

Interest bearing deposits                  $ 131,452      $  1,431       4.32%         $  85,171      $ 1,241       5.78%
Borrowed funds                                37,590           507       5.35%            36,016          592       6.52%
Subordinated debentures                        5,000            72       5.71%                 -            -          -
                                           -----------------------------------         ---------------------------------
                                           $ 174,042      $  2,010       4.58%         $ 121,187      $ 1,833       6.00%
                                           ===================================         =================================

Net interest income                                       $  1,887                                    $ 1,662
FTE adjustment                                                  28                                         11

Net interest spread                                                      3.46%                                      2.84%
Net interest margin (as a percentage
  of earning assets) (FTE)                                               3.96%                                      4.23%



                                                                 Nine Months Ended September 30
                                           -------------------------------------------------------------------------------
                                                           2002                                       2001
                                           ------------------------------------        -----------------------------------
                                            Average                     Average         Average                    Average
                                            Balance       Interest       Rate           Balance      Interest       Rate
Federal funds sold                         $   5,676      $     68       1.60%         $     532      $    17       4.27%
Investment securities - taxable               19,259           652       4.53%            13,533          595       5.88%
Investment securities - tax-exempt             4,994           140       3.75%             2,022           72       4.76%
Loans                                        167,382        10,550       8.43%           127,710        9,137       9.57%
Int bearing cash and due from banks              413             7       2.27%                24            1       5.57%
                                           -----------------------------------------------------------------------------
Total earning assets                       $ 197,724      $ 11,417       7.72%         $ 143,821      $ 9,822       9.13%
                                           ===================================         =================================

Interest bearing deposits                  $ 135,816      $  4,214       4.15%         $  88,086      $ 3,430       5.21%
Borrowed funds                                37,490         1,611       5.75%            36,238        1,871       6.90%
Subordinated debentures                        2,289            97       5.67%                 -            -          -
                                           -----------------------------------         ---------------------------------
                                           $ 175,595      $  5,922       4.51%         $ 124,324      $ 5,301       5.70%
                                           ===================================         =================================

Net interest income                                       $  5,495                                    $ 4,521
FTE adjustment                                                  76                                         39

Net interest spread                                                      3.21%                                      3.43%
Net interest margin (as a percentage
  of earning assets) (FTE)                                               3.77%                                      4.22%


The Corporation's net interest margin decreased to 3.96% for the three months ended September 30, 2002 from 4.23% for the same period in 2001. Similarly, the net interest margin of 3.77% for the nine months ended September 30, 2002 decreased from 4.22% for the same period in 2001. Interest rates in the first nine months of 2002 have remained at lower levels than compared to recent years. Many loan customers took advantage of the lower rate environment to reduce their borrowing costs by refinancing their loans before scheduled maturity. The net interest margin table above shows that for the nine months ended September 30, 2002 the Corporation's loan portfolio generated an average yield of 8.43%, compared to 9.57% for the same period a year ago. Similarly, for the three months ended September 30, 2002 the Corporation's loan portfolio produced an average yield of 8.61% compared to 9.37% during the same period in 2001.

Interest expense was higher for both the three months ended and the nine months ended September 30, 2002 compared to the same periods in 2001, as additional interest bearing deposits and liabilities were obtained to accommodate growth in the loan portfolio. The average cost of funds, however, declined because of the low rate environment. The average cost of funds for interest bearing deposits for the three months ended September 30, 2002 was 4.32% compared to 5.78% for the same period in 2001. The average cost of funds for borrowings declined to 5.35% for the three months ended September 30, 2002 from 6.52% for the same period in 2001. For the nine months ended September 30, 2002 the average cost of funds for interest bearing deposits and borrowings was 4.15% and 5.75%, respectively. For the same period in 2001 the average cost of funds was 5.21% and 6.90%, respectively. While the average cost of interest-bearing deposits and borrowings have declined, the decrease was at a slower pace because depositors do not typically cash out of certificates of deposit early, especially if market rates are below previously obtained higher-rate instruments.

PROVISION FOR LOAN LOSSES
The provision for loan losses charged to operations was $980,000 for the quarter ended September 30, 2002 as compared to $224,000 for the quarter ended September 30, 2001. As noted in the "Loans and Allowance for Loan Losses" section, net charge-offs for the quarter ended September 30, 2002 totaled $266,000 as compared to $101,000 for the quarter ended September 30, 2001. The Corporation has experienced a substantially higher amount of charge-off activity, as discussed in the "Loans and Allowance for Loan Loss" section. Based on the Corporation's current estimate of $523,000 in likely loan losses from the nonperforming loan portfolio, the Corporation recognized significant loan loss provisions in the three months ended September 30, 2002. The Corporation anticipates additional loan loss provisions in the fourth quarter of 2003.

The provision for loan losses charged to operations for the nine months ended September 30, 2002 was $1,365,000 as compared to $579,000 for the nine months ended September 30, 2001. The increase in the provision is the result of the increase in net charge-offs, as discussed above and in the "Loans and Allowance for Loan Losses" section, and increased loan growth. The Corporation anticipates additional provisions for loan losses through the end of 2002 as overall economic conditions remain uncertain and may contribute to additional loan losses. For comparison purposes, net charge-offs for the nine months ended September 30, 2002 totaled $506,000 as compared to $293,000 for the nine months ended September 30, 2001.

NONINTEREST INCOME
Noninterest income increased by $211,000 to $479,000 for the quarter ended September 30, 2002 as compared to $268,000 for the quarter ended September 30, 2001. The increase in noninterest income was primarily due to increased activity on the mortgage loans originated for sale. The gain on the sale of such loans was $80,000 for the three months ended September 30, 2002 as compared to $19,000 for the three months ended September 30, 2001. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $133,000 for the quarter ended September 30, 2002 as compared to $50,000 for the quarter ended September 30, 2001.

Noninterest income increased by $342,000 to $1,237,000 for the nine months ended September 30, 2002 as compared to $895,000 for the nine months ended September 30, 2001. The increase in noninterest income on a year-to-date basis was primarily due to the increased activity on the sale of real estate mortgage loans originated for sale. The gain on the sale of such loans was $171,000 for the nine months ended September 30, 2002 as compared to $54,000 for the nine months ended September 30, 2001. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $337,000 for the nine months ended September 30, 2002 as compared to $249,000 for the nine months ended September 30, 2001.

The Corporation generally sells 15- to 30-year, fixed rate, residential real estate loans it originates and receives a gain on the sale of such loans. The Corporation may, from time to time, retain longer term fixed rate loans in its portfolio. Since the loans are sold with servicing retained, the Corporation records the servicing asset at the time the loans are sold. With the decreasing interest rate environment experienced during 2001 and the first nine months of 2002, activity in mortgage refinancings have increased resulting in increased income to the Corporation.

NONINTEREST EXPENSE
Noninterest expense increased by $285,000 to $1,400,000 for the quarter ended September 30, 2002 as compared to $1,115,000 for the quarter ended September 30, 2001. The increase was attributed to an increase of $59,000, or 11%, in personnel costs as full time equivalent employees increased from fifty-five at September 30, 2001 to sixty-three at September 30, 2002. Management determined that additional staffing was necessary to support the Corporation's growth. Equipment and data processing expense increased $53,000 to $152,000 for the quarter ended September 30, 2002. This increase was primarily due to additional software licensing fees, maintenance agreements and depreciation expense associated with technological upgrades to manage continued growth. Professional fees increased during the third quarter of 2002 by $26,000 to $78,000 primarily related to additional services provided for various accounting, loan review and internal audit-related activities. Included in other expense, the mortgage servicing rights increased from $36,000 for the three months ended September 30, 2001 to $79,000 for the three months ended September 30, 2002, as residential mortgage loan customers took increasing advantage of the low rate environment to refinance their loans. The remaining increases in other expense are also related to the growth of the Corporation during the past year.

Noninterest expenses increased by $1,007,000 to $4,248,000 for the nine months ended September 30, 2002 as compared to $3,241,000 for the nine months ended September 30, 2001. Personnel costs increased by $416,000, or 27%, to $1,951,000 for the nine months ended September 30, 2002. Equipment and data processing expense increased by $135,000 to $414,000 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Professional fees increased by $136,000 to $287,000 for the nine months ended September 30, 2002 as compared to $151,000 for the nine months ended September 30, 2001. The increases to personnel costs, equipment and data processing expense and professional fees are for substantially the same reasons noted above. Office supplies and postage increased by $22,000 to $172,000 for the nine months ended September 30, 2002 as compared to $150,000 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002 mortgage servicing rights expenses increased $59,000 to $165,000 from $106,000 in the same period a year ago, for the same reason noted above. The remaining increases in other expense are also related to the overall growth of the corporation.

FEDERAL INCOME TAX EXPENSE
The Corporation had a federal income tax provision credit of $20,000 for the quarter ended September 30, 2002 as compared to an expense of $199,000 for the quarter ended September 30, 2001.

The provision for federal income tax was 30% of pretax income for the nine months ended September 30, 2002 as compared to 33% for the nine months ended September 30, 2001.

The difference between the effective tax rates and the federal corporate income tax rate of 34% is generally due to tax-exempt interest earned on certain investments and loans and other tax-related items.

NET INCOME
Net income totaled $6,000 for the quarter ended September 30, 2002 as compared to $392,000 for the quarter ended September 30, 2001. Basic earnings per share totaled $0.01 for the quarter ended September 30, 2002 as compared to $0.75 for the quarter ended September 30, 2001. The decline in net income was due to a $980,000 loan loss provision in the three months ended September 30, 2002. Please refer to the "Provision for Loan Losses" section for additional information on the provision for loan losses.

Net income totaled $782,000 for the nine months ended September 30, 2002 as compared to $1,072,000 for the same period one year ago. Basic earnings per share totaled $1.49 for the nine months ended September 30, 2002 as compared to $2.49 for the nine months ended September 30, 2001. The decline in net income and earnings per share are for the same reasons noted above.

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

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. To be categorized as well capitalized, minimum capital ratios must be maintained as shown in the following table (000s omitted). Actual results are also shown as of September 30, 2002 and December 31, 2001.


                                                                                             Minimum Required to be
                                                                  Minimum Required for       Well Capitalized Under
                                                                    Capital Adequacy        Prompt Corrective Action
                                                  Actual                Purposes                   Provisions
                                                  ------          --------------------      ------------------------

AS OF SEPTEMBER 30, 2002:
  Total Capital
    (to Risk Weighted Assets)
    Consolidated                             $18,141    12.04%        $12,055    8.00%            n/a       n/a
    First National Bank of Gaylord            18,035    11.97          12,050    8.00         $15,063    10.00%
  Tier I Capital
    (to Risk Weighted Assets)
    Consolidated                             $15,025     9.97%        $ 6,028    4.00%            n/a       n/a
    First National Bank of Gaylord            15,948    10.59           6,025    4.00         $ 9,038     6.00%
  Tier I Capital
    (to Average Assets)
    Consolidated                             $15,025     7.32%        $ 8,213    4.00%            n/a       n/a
    First National Bank of Gaylord            15,948     7.77           8,213    4.00         $10,266     5.00%

AS OF DECEMBER 31, 2001:
  Total Capital
    (to Risk Weighted Assets)
    Consolidated                             $11,860     8.98%        $10,566    8.00%            n/a       n/a
    First National Bank of Gaylord            13,974    10.59          10,566    8.00         $13,195    10.00%
  Tier I Capital
    (to Risk Weighted Assets)
    Consolidated                             $10,632     8.05%        $ 5,283    4.00%            n/a       n/a
    First National Bank of Gaylord            12,796     9.66           5,299    4.00         $ 7,948     6.00%
  Tier I Capital
    (to Average Assets)
    Consolidated                             $10,632     9.01%        $ 7,076    4.00%            n/a       n/a
    First National Bank of Gaylord            12,746     7.20           7,081    4.00         $ 8,851     5.00%



ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

b. Changes in internal controls. The Corporation made various changes to internal controls with regard to loan administration, subsequent to the date of the evaluation of those controls by the chief executive and chief financial officers.

PART II--OTHER INFORMATION

ITEM 5.        OTHER INFORMATION

         John R. Kluck, who has been the President and a Director of the Corporation and the Bank since 1992, will begin a medical leave of absence effective November 13, 2002. Mr. Kluck plans to undergo surgery. Typical recovery time for this procedure is four to seven weeks. Mr. Kluck will continue to be available to the Corporation and the Bank on a limited basis, and during this period William A. Kirsten, Senior Vice President & Chief Financial Officer of the Corporation and the Bank will assist Mr. Kluck with his various duties. Mr. Kluck plans to resume his normal duties following the recovery period.

         Steven D. Riozzi, Senior Vice President of the Bank and the Senior Lender, and Senior Vice President and Assistant Secretary of the Corporation, began a nine week medical leave of absence on October 29, 2002. Mr. Riozzi will not be available to the Corporation or the Bank during his leave. Several officers of the Bank have assumed Mr. Riozzi's responsibilities in the interim.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

10.5 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Fred T. Burns.

10.6 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Keith H. Gornick.

10.7 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Larry B. Higgins.

10.8 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Douglas C. Johnson.

10.9 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and John R. Kluck.

10.10 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Matthew H. Nowicki.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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



                                    NORTH BANCORP, INC.



                                  By: /s/ John R. Kluck
                                      -----------------------------
                                      John R. Kluck
                                      President and Chief Executive Officer





                                  And: /s/ William A. Kirsten
                                      -----------------------------
                                       William A. Kirsten
                                       Senior Vice President and
                                       Chief Financial Officer


DATED: November 11, 2002

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John R. Kluck, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of North Bancorp, Inc.


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002

                                        /s/ John R. Kluck
                                        ----------------------------------------

                                            By: John R. Kluck

                                            President & Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, William A. Kirsten, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of North Bancorp, Inc.


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002


                             /s/ William A. Kirsten
                             ---------------------------------------------------

                                 By: William A. Kirsten

                                 Senior Vice President & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit       Description
-------       -----------

10.5 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Fred T. Burns.

10.6 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Keith H. Gornick.

10.7 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Larry B. Higgins.

10.8 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Douglas C. Johnson.

10.9 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and John R. Kluck.

10.10 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Matthew H. Nowicki.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.