Form 10KSB
period 2002-12-31
NORTH BANCORP INC
filed 2003-03-31
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                         Commission file number: 0-32639

                               NORTH BANCORP, INC.
                 (Name of small business issuer in its charter)

             Michigan                                   38-2995259
 (State or other jurisdiction               (I.R.S. employer identification no.)
of incorporation or organization)

                  501 West Main Street, Gaylord, Michigan 49735
             (Address of principal executive offices with zip code)

                                  (989)732-3502
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $1.00 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recently completed fiscal year: $17,217,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2003, was $10,517,920.

As of February 28, 2003, there were 525,896 shares of Common Stock of the Issuer issued and outstanding.

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held May 20, 2003, to the extent expressly so stated herein, are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one): Yes: [ ] No: [X]

TABLE OF CONTENTS

                                                                            PAGE
PART I

Item 1      Description of Business                                           2
Item 2      Description of Property                                          14
Item 3      Legal Proceedings                                                15
Item 4      Submission of Matters to a Vote of Security Holders              15

PART II

Item 5      Market for Common Equity and Related Stockholder Matters         16
Item 6      Management's Discussion and Analysis of Financial Condition
              or Plan of Operation                                           18
Item 7      Financial Statements                                             34
Item 8      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       34

PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act              35
Item 10     Executive Compensation                                           35
Item 11     Security Ownership of Certain Beneficial Owners and Management   35
Item 12     Certain Relationships and Related Transactions                   35
Item 13     Exhibits and Reports on Form 8-K                                 35
Item 14     Controls and Procedures                                          35

Signatures                                                                   37

Exhibit Index                                                                40

Financial Statements                                                         F-1

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

PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

THE CORPORATION

North Bancorp, Inc. (the "Corporation") is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, the Corporation is subject to regulation by the Federal Reserve Board of Governors. In 1975, First National Bank of Gaylord ("Bank") was organized to offer a new banking alternative to the people of Otsego County, Michigan. In 1991, North Bancorp, Inc. was organized to provide the Bank with the corporate governance options of a one-bank holding company. The Bank formed a wholly owned subsidiary, First of Gaylord Financial Services, Inc. in 1997 to provide limited insurance agency services to the Bank. In 2002, Gaylord Partners, Limited Partnership was formed as a special purpose subsidiary of the Corporation to issue preferred securities to investors. The Corporation exists primarily for the purpose of holding all the stock of the Bank, and of such other subsidiaries as it may acquire or establish.

The Bank's primary market area is Otsego County and Roscommon County. The majority of the Bank's deposits are derived from Otsego County. Similarly, the majority of loans are to individuals and businesses located in Otsego County. However, a significant amount of business is conducted in the various neighboring counties, including Crawford, Montmorency, Cheboygan, Antrim, Charlevoix, Kalkaska, Oscoda, and Roscommon counties.

Otsego County, located in the northern portion of the Lower Peninsula in Michigan, is 230 miles north of Detroit, Michigan. Otsego County's population of approximately 23,000 has a median age of 37.7 years, according to the 2000 Census. The area's largest employers include Georgia-Pacific (industrial wood products), Reptron (component manufacturer), the City of Gaylord, and Otsego County. The most prominent industries in Otsego County include the manufacturing, tourism, retail, and service industries. Roscommon County, located approximately 180 miles north of Detroit, Michigan, has a population of approximately 25,500 and a median age of 47.2, according to the 2000 Census. The area's largest employers include Houghton Lake Community Schools, Garish Higgins Community Schools and Lear Corporation. Prominent industries include tourism, manufacturing and various retail and service-related industries.

THE BANK

The Bank is a national banking association, which operates under the laws of the United States of America, pursuant to a charter issued by the Office of the Comptroller of the Currency. The Bank's deposits are insured to the maximum extent allowed by the Federal Deposit Insurance Corporation ("FDIC").

The Bank provides a wide variety of commercial and consumer banking services to individuals and small- to medium-sized businesses and governmental units. The Bank's services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage and consumer loans and provides safe deposit facilities. The Bank operates two locations in Gaylord, one location in Houghton Lake (opened in 2002) and operates four automated teller machines (ATM's) in Otsego County. All of the Bank's ATM's participate in the NYCE system, a regional network, as well as other ATM networks throughout the country. The Bank has a website at www.fnbgaylord.com.

LENDING ACTIVITIES

The Bank offers a diverse range of commercial, real estate and personal lending products and services that emphasizes real estate supported loans. Loans are concentrated in three major areas: (1) commercial real estate and commercial loans; (2) residential real estate loans; and (3) consumer loans. The Bank's board of directors has adopted a loan policy that contains general and specific lending standards and is subject to review and revision. Extension of credit is governed by this loan policy.

The goal of the lending program is to meet the credit needs of the Bank's community while using sound credit principles to protect asset quality. The Bank's business and credit strategy is relationship-driven to provide a reliable source of credit and a variety of lending alternatives. When extending credit, decisions are based upon the client's ability to repay the loan from non-speculative sources. The quality and integrity of the borrower is crucial in the loan approval process. Management monitors the performance of the loan portfolio through regular contacts with clients, continual portfolio review, careful monitoring of delinquency reports and reliance on the loan review function.

The Bank's legal lending limit is approximately $2,700,000 at December 31, 2002. The board has presently established an "in-house" limit of $1,400,000, although the Bank's loan policy permits the board to make exceptions on a case-by-case basis up to the Bank's legal lending limit. Although there are no present plans to do so, the board may from time to time raise or lower the "in-house" limit as it deems prudent to comply with safe and sound banking practices, and to respond to overall economic conditions. The size of the loans the Bank can offer to potential customers is less than the loan size many competitors are able to offer. These limits affect to some degree its ability to seek relationships with the area's larger businesses. The Bank seeks to accommodate loan volumes in excess of its lending limits through the sale of participations in such loans to other banks. However, there is no assurance that such loan participations will be available or be on terms favorable to the Bank.

Substantially all of the Bank's loans are to customers located within its primary market area. The Bank has no foreign loans. The Bank conducts its lending activities pursuant to a loan policy adopted by its board. This loan policy grants individual loan officers authority to make secured and unsecured loans in specific dollar amounts. Senior lending officers are required to approve all credit decisions when the aggregate credit exposure is in excess of $100,000. The loan officer committee approves credit decisions for loans from $350,000 to $400,000. The loan and discount committee of the board or the board of directors must approve all loans from $400,000 to the in-house limit established by the loan policy or the legal lending limit, if the in-house limit is waived by the board of directors.

Please refer to "Material Conditions Affecting the Corporation and Its Performance" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" for additional information regarding the lending function and loan administration and underwriting weaknesses.

COMMERCIAL LOANS

The commercial loan portfolio consists primarily of loans secured by owner occupied or investor commercial real estate. The portfolio also contains a substantial amount of loans secured by other types of collateral, such as equipment, inventory, and other business assets.

The risks associated with commercial loans vary depending on the borrower's experience and financial situation, repayment ability, collateral, the economic environment, competitive factors, type of business, and other related factors. The Bank attempts to mitigate these risks by documenting as much information about the borrower, any guarantor, collateral, loan purpose, financial strength, and other information that management believes to be relevant. All information is gathered and taken into account to develop an analysis of the overall risk associated with a proposed commercial loan and whether approval is appropriate. If a commercial loan is granted, the Bank's loan policy requires management to maintain on-going monitoring of the various risks originally identified, as well as any new risks. This on-going analysis may consist of subsequent, periodic reviews of the borrower's financial statements and tax returns, and credit history. Additionally, conversations with the borrower and periodic inspections of any facilities may provide relevant information.

Lines of credit typically are limited to a percentage of the value of the assets securing the line and are usually priced by a floating rate formula. Lines of credit typically are reviewed annually and are supported by commercial real estate, accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, the Bank may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Term loans are typically also secured by the assets of the clients' businesses. Term loans typically have maturities between one to five years, with either floating or fixed rates of interest. The Bank issues standby or performance letters of credit, and can service clients' international needs through correspondent banks. The same underwriting standards for letters of credit apply as they do for funded loans.

While the Bank's policies and procedures require the various activities mentioned above, internal and external reviews completed in the fourth quarter of 2002 and the first quarter of 2003 noted that policies and procedures were not being consistently adhered to. Please refer to "Material Conditions Affecting the Corporation and Its Performance" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" for additional information regarding the lending function and loan administration and underwriting weaknesses.

RESIDENTIAL LOANS

The residential real estate portfolio consists primarily of first and second mortgage loans for 1-4 family residential properties. The Bank does not maintain the majority of residential real estate portfolio in long-term fixed rate loans due to interest rate risk considerations, but originates a substantial amount of these loans for sale into the secondary market. This is a significant business activity. The Bank's portfolio contains "adjustable rate mortgage" ("ARM") loans typically structured with 30-year maturities and initial rates fixed for between one to three years with subsequent repricing also between one and three years beyond the initial term. It also contains a significant amount of fixed rate residential mortgage loans with balloon features of five years or less. The Bank does, from time to time, originate long-term fixed rate loans for its portfolio, when the individual situation warrants.

Because of the stable, homogeneous nature of residential real estate, the risk associated with this type of loan is considered lower than other types of loans. There are three primary areas of risk associated with residential real estate loans. First, the borrower's ability to repay the loan from current income sources. Because of the lengthy nature of these loans, with maturities up to 30 years, the borrower's ability to generate sufficient income over a long period of time is critical to ensure overall repayment ability. To mitigate this risk, the Bank obtains and analyzes complete information about each prospective borrower's employment situation, income level, and continued employment prospects from the borrower and/or his/her employer. Next, determining a reasonably accurate approximation of the collateral's value is vital. Again, because of the long nature of these types of loans, collateral that fully supports the loan amount is critical to ensuring a high quality loan. The Bank manages this risk by utilizing licensed, reputable real estate appraisers to aid in the collateral's valuation estimate. Third, an appropriate loan structure is also important for risk management purposes. Conventional banking standards maintain that there should be a reasonable cushion between the collateral value and the loan amount. Management mitigates this risk by requiring senior officers to approve loans above a certain dollar amount (as stated above) to ensure that this, and all other risks are appropriately identified, analyzed, and taken into consideration.

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

While the Bank's policies and procedures require the various activities mentioned above, internal and external reviews completed in the fourth quarter of 2002 and the first quarter of 2003 noted that policies and procedures were not being consistently adhered to. Please refer to "Material Conditions Affecting the Corporation and Its Performance" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" for additional information regarding the lending function and loan administration and underwriting weaknesses.

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

The home equity loan portfolio, a significant component of the consumer loan portfolio, consists of traditional home equity lines of credit prevalent in the market today and closed-end term loans. In general, the Bank advances up to 80% on the value of a home, less the amount of prior liens. However, loan officers may vary from that percentage depending on the value of the home, type of dwelling, and the personal financial situation of the borrower. Home equity loans are closed-end loans while home equity lines of credit are funded by drafts that function as bank checks. Home equity loans are approved using the same standards as residential mortgage loans. Each borrower's personal cash flow is compared to debt service requirements to determine his/her ability to repay. Home equity lines of credit are competitively priced and are based on a floating rate formula. Closed-end home equity loans are usually fixed rate loans with a term of 5 years or less.

Consumer loans carry less risk, on an individual loan basis, than other types of loans because the loan amounts tend to be smaller. However, in the aggregate, unidentified or unmanaged risks can become significant even with smaller individual loan amounts. These risks center around the borrowers and any collateral. While the Bank requires collateral on most consumer loans, the collateral tends to be mobile in nature (i.e. an automobile or motorcycle) and may not necessarily be located, if required. Further, unlike real estate, the collateral used for consumer loans depreciates over time (except for consumer loans secured by real estate). Consumers tend to finance vehicles and recreational vehicles for up to five years, and sometimes longer (the Bank's loan policy limits consumer loan terms to five years, but allows exceptions on a case-by-case basis). Thus, in a loan default situation, the collateral's value may not be sufficient to fully repay its corresponding loan because consumer collateral typically depreciates more rapidly than the loan balance decreases. Consequently, the credit history, employment history, and repayment ability of the borrower is critical to maintaining sound credit quality. The Bank has established underwriting criteria for loan officers to rely upon to help mitigate this risk. Additionally, an independent internal loan review process has been implemented to monitor compliance with underwriting standards. The Bank also maintains an active collection process for loans that are past due. Management believes that by communicating as early as possible with past due loan customers and learning about their current individual situations, more workout solutions are possible.

While the Bank's policies and procedures require the various activities mentioned above, internal and external reviews completed in the fourth quarter of 2002 and the first quarter of 2003 noted that policies and procedures were not being consistently adhered to. Please refer to "Material Conditions Affecting the Corporation and Its Performance" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" for additional information regarding the lending function and loan administration and underwriting weaknesses.

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

INVESTMENT ACTIVITIES

The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States, bank-qualified tax-exempt obligations of state and local political subdivisions and mortgage-backed securities. The Bank may invest from time to time in certificates of deposit of other financial institutions, corporate debt or other securities as permitted by the investment policy. In addition, management may enter into federal funds transactions with principal correspondent banks, and primarily act as a net seller of such funds. The sale of federal funds are effectively short-term loans to other banks.

The investment policy conforms to regulatory restrictions with regard to corporate debt or other securities. In general, bank ownership of corporate debt securities is limited to 10% of the Bank's capital for any single issuer. Additionally, the Bank's policy sets a minimum bond rating of "A" for corporate securities.

The investment portfolio also includes equity investments in the Federal Home Loan Bank of Indianapolis and the Federal Reserve Bank of Chicago. The Bank invests in the Federal Home Loan Bank in order to be a member, which qualifies the Bank to use its services including Federal Home Loan Bank borrowings. Investment in the Federal Reserve Bank of Chicago is a requirement of membership. Membership in the Federal Reserve System is a requirement of national banks.

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

BANK SUPERVISION

The Bank is subject to the supervisory activities of the Office of the Comptroller of the Currency as its primary federal regulator and the FDIC. The OCC regularly examines the condition and the operations of the Bank, including (but not limited to) its capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act of 1977 and management practices. In addition, the Bank is required to furnish quarterly and annual reports of income and condition to the FDIC and OCC as well as periodic reports to the OCC. The enforcement authority of the OCC and/or the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations. In addition, the OCC and the FDIC have authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. Please refer to the "Prompt Corrective Action" section below.

Please refer to "Material Conditions Affecting the Corporation and Its Performance" in the "Management's Discussion and Analysis of Financial Condition or Plan of Operation" section for additional information on supervisory activities.

FDIC INSURANCE ASSESSMENTS

The Bank is subject to FDIC deposit insurance assessments. On January 1, 1994, a risk-based deposit premium assessment system became effective under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The deposit insurance assessment schedule published by the FDIC for the assessment period commencing January 1, 1998, maintained the nine categories but provided for major reductions in the assessment rates for institutions insured by the Bank Insurance Fund of the FDIC ("BIF"). These reductions occurred because the balance in BIF had reached or surpassed the "designated reserve ratio" set by law for the balance in the fund to maintain with respect to BIF-insured deposits. The FDIC has continued these reduced assessment levels. As of December 31, 2002, the Bank was well-capitalized. Banks which are well-capitalized are permitted to pay lower FDIC insurance premiums. Please refer to "Material Conditions Affecting the Corporation and Its Performance" within the "Management's Discussion and Analysis of Financial Condition or Plan of Operation" located elsewhere in this Report.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation, consistent with safe and sound operation, to meet the credit needs of its entire community, including low- and moderate- income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services it believes to be best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions' CRA performance. The CRA also requires that an institution's CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system:
Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Over the 26 years that the CRA has existed, and particularly in the last few years, institutions have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings. A bank holding company cannot elect to be a "financial holding company" with the expanded securities, insurance and other powers that designation entails unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also provides that a financial institution with total assets of $250 million or less, such as the Bank, will be subject to CRA examinations no more frequently than every 5 years if its most recent CRA rating was "outstanding," or every 4 years if its rating was "satisfactory." Following a CRA examination as of November 6, 1997, the Bank received a rating of "outstanding."

PROMPT CORRECTIVE ACTION

To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as "prompt corrective action." Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio and subjective factors. The categories are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A financial institution's operations can be significantly affected by its capital classification. For example, an institution that is not "well-capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, aspects of the institution's capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds. To be considered "well-capitalized," a financial institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, and a leverage ratio of at least 5%, and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of December 31, 2002, the Bank was well-capitalized.

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

SARBANES-OXLEY ACT OF 2002

In 2002 the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Exchange Act. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

EMPLOYEES

As of December 31, 2002, the Bank employed 66 persons (64 full time equivalents).

COMPETITION

All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks, savings banks and credit unions in Otsego County, Michigan and Roscommon County, Michigan. The Bank and other commercial banks compete with respect to their lending activities, and compete in attracting deposits with savings banks, savings and loan associations, insurance companies, small loan companies, credit unions and with the issuers of commercial paper and other securities, such as various mutual funds. Many of these institutions are substantially larger and have greater financial resources than the Bank.

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

The Bank is a customer-driven organization, emphasizing personalized customer relationships, complemented by the convenience of technology. Various segments of the market are targeted, as management believes certain segments provide greater opportunities for profit than others. The Bank currently targets real estate supported loans such as 1-4 family residential mortgages, certain commercial real estate loans, home equity loans and consumer-related loans. The Bank has a significant amount of consumer-related loans outstanding on the books, but expects that amount to stay flat or decline in 2003 as Management reduces the types of such loans it is willing to grant and develops stricter loan underwriting standards to reduce credit risk in the overall portfolio. Management anticipates continuing to offer a full line of deposit services such as demand deposit accounts, savings accounts, certificates of deposit and money market accounts.

The Bank also emphasizes superior customer service highlighted by its ability to make decisions locally. Management believes that significant opportunities are available by providing traditional banking services. By avoiding multiple lines of non-traditional products the Bank's staff has the opportunity to develop substantial expertise. Unlike many larger banks, there isn't a lengthy chain of command. Customers generally deal directly with front-line personnel, whose decision-making authority allows them to respond quickly and efficiently. Additionally, all employees and customers have ready access to senior management for issues beyond the authority of front line personnel. This streamlined process enables the Bank to quickly respond to most any situation. For these reasons, management believes it has developed a reputation in the marketplace for responding to customer needs well beyond competitors' capabilities.

LEGAL LENDING LIMIT

Pursuant to federal banking regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 2002, the legal lending limit was approximately $2,700,000.

REPORTS TO SECURITY HOLDERS

The Corporation is required to furnish an annual report to all security holders. You may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also request information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is www.sec.gov.

SELECTED STATISTICAL INFORMATION

The following selected consolidated financial data of the Corporation and its subsidiaries is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto (000s omitted, except per share data).

                                                             At or for the Year Ended December 31,
                                                   2002            2001            2000            1999            1998
                                                ---------       ---------       ---------       ---------       ---------
Selected Financial Condition Data:
   Assets                                       $ 211,872       $ 187,800       $ 133,279       $  91,226       $  65,617
   Loans                                          172,089         157,106         111,036          71,835          45,085
   Deposits                                       162,230         136,618          85,652          64,139          60,529
   Borrowed funds                                  34,906          39,271          40,252          21,555             491
   Stockholders' Equity                             9,441          10,798           5,987           4,456           3,893

Selected Operations Data:
   Interest income                              $  15,258       $  13,521       $   9,712       $   5,871       $   5,021
   Interest expense                                (7,887)         (7,168)         (5,057)         (2,407)         (2,048)
                                                ---------       ---------       ---------       ---------       ---------
   Net interest income                              7,371           6,353           4,655           3,464           2,973
   Provision for loan losses                       (5,337)           (886)           (523)           (300)           (430)
                                                ---------       ---------       ---------       ---------       ---------
   Net interest income after provision
     for loan losses                                2,034           5,467           4,132           3,164           2,543
   Noninterest income                               1,959           1,332             896             808             649
   Noninterest expenses                            (6,171)         (4,686)         (3,379)         (2,801)         (2,745)
   Federal income tax expense                         803            (697)           (534)           (357)           (124)
                                                ---------       ---------       ---------       ---------       ---------
   Net Income                                   $  (1,375)      $   1,416       $   1,115       $     814       $     323
                                                =========       =========       =========       =========       =========

Per Share Data (1):
   Earnings (loss) per share                    $   (2.62)      $    3.12       $    3.57       $    2.63       $    1.04
   Book value                                   $   17.95       $   20.56       $   18.20       $   14.38       $   12.55
   Dividends per share                          $    0.40       $    0.40       $    0.33       $    0.30       $    0.20
   Weighted average shares outstanding            525,545         454,486         312,157         309,670         310,577
   Actual shares outstanding                      525,896         525,295         329,007         309,772         310,235

Other Data:
   Net interest margin                               3.74%           4.26%           4.43%           5.03%           5.26%
   Net interest rate spread                          3.25%           3.61%           3.76%           4.41%           4.62%
   Allowance for loan losses to total loans          2.62%           0.78%           0.76%           0.81%           0.95%
   Nonperforming loans to total loans                1.32%           0.52%           0.13%           0.11%           0.38%
   Efficiency ratio                                 66.14%          60.98%          60.87%          65.57%          75.79%
   Return on average assets                         (0.66%)          0.90%           1.00%           1.05%           0.51%
   Return on average equity                        (12.10%)         15.80%          22.25%          19.50%           8.61%
   Dividend payout ratio                           (15.27%)         12.82%           9.24%          11.41%          19.23%
   Average equity to average assets                  5.45%           5.70%           4.49%           5.56%           6.02%

(1) Adjusted for the 5-for-4 stock split declared March 24, 2000 and the 2-for-1 stock split declared June 23, 2000.

I. DISTRIBUTION OF ASSETS, OBLIGATIONS, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The key components of net interest income, the average daily balance sheet for each year, the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption "Results of Operations - Net Interest Income" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included elsewhere in this report.

         An analysis of the changes in net interest income from year-to-year and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption "Results of Operations - Net Interest Income" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included elsewhere in this report.

II.      INVESTMENT PORTFOLIO

         A.       INVESTMENT PORTFOLIO COMPOSITION

                  An analysis of the amortized cost and estimated fair market value of the Corporation's investment portfolio is contained in Note 2 under the caption "Notes to Consolidated Financial Statements" included elsewhere in this report.

         B.       RELATIVE MATURITIES AND WEIGHTED AVERAGE INTEREST RATES

                  The following table presents the maturity schedule of securities (based on amortized cost) held and the weighted average yield of those securities, as of December 31, 2002 (fully tax equivalent, 000s omitted):

                                                    From One to Five     From Five to Ten
                                One Year or Less          Years               Years               Equity                 Total
                                ----------------    ----------------     -----------------   -----------------    -----------------
                                Dollar     Yield    Dollar     Yield     Dollar     Yield     Dollar     Yield    Dollar      Yield
                                ------     -----    -------    -----     ------    ------    -------     -----    ------      -----
U.S. treasury notes             $2,255      4.58%   $ 1,746     3.85%         -         -%                        $ 4,001      4.27%
Obligations of other
   U.S. government agencies      2,414      3.50      4,864     4.21          -         -                           7,278      3.97
Obligations of states and
   political subdivisions        2,783      4.48      2,389     4.79     $1,911      6.63                           7,083      5.16
Mortgage-backed securities           -         -      1,679     5.27      1,508      4.18                           3,187      4.76
Corporate                        1,063      4.49        518     5.53        250      6.04                           1,831      4.83
Equity securities                    -         -          -        -          -         -     $2,520      6.19%     2,520      6.19
                                ------              -------              ------               ------              -------
Total                           $8,515      4.23%   $11,196     4.50%    $3,669      5.58%    $2,520      6.19%   $25,900      4.72%
                                ======              =======              ======               ======              =======

III.     LOAN PORTFOLIO

         A.       TYPE OF LOANS

                  The following table presents the types of loans as of December 31, 2002 and 2001 (000s omitted):

                                          2002         2001
                                        --------     --------
Commercial                              $ 19,515     $ 15,494
Commercial mortgages                      37,187       28,635
Residential mortgages                     62,006       60,365
Residential construction mortgages        16,437       12,434
Consumer                                  36,944       40,178
                                        --------     --------
               Total                    $172,089     $157,106
                                        ========     ========

                  The Bank does not engage in lease financing or foreign loans.

         B.       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
                  RATES

                  The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2002, based on scheduled principal repayments (000s omitted). The columns labeled "More Than 1 Year" represent loans with maturities greater than one year split out by whether they have fixed or variable rates.

                                                                                                                More Than 1 Year
                                                                                                                ----------------

                                                              After 1 Year to
                                            1 Year or Less        5 Years        After 5 Years      Total      Fixed      Variable
                                            --------------    ---------------    -------------    --------    --------    --------
Commercial                                  $        5,639    $        11,731    $       2,145    $ 19,515    $  9,613    $  4,263
Commercial mortgages                                 9,713             21,839            5,635      37,187      27,474           -
Residential mortgages                                1,398             11,530           49,078      62,006      33,784      26,824
Residential construction mortgages                  16,073                364                -      16,437         364           -
Consumer                                             1,683             28,173            7,088      36,944      35,261           -
                                            --------------    ---------------    -------------    --------    --------    --------
    Total                                   $       34,506    $        73,637    $      63,946    $172,089    $106,496    $ 31,087
                                            --------------    ---------------    -------------    --------    --------    --------

         C.       RISK ELEMENTS

                  An analysis of the Corporation's non-performing assets and problem loans is contained under the caption "Financial Condition - Loans and Allowance for Loan Losses" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included elsewhere in this report. Additional risks associated with the lending function are discussed under the caption "Material Conditions Affecting the Corporation and Its Performance" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included elsewhere in this report.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         A.       ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                  An analysis of the Corporation's allowance for loan losses is contained under the caption "Financial Condition - Loans and Allowance for Loan Losses" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included elsewhere in this report. Additional risks associated with the allowance for loan losses are discussed under the caption "Material Conditions Affecting the Corporation and Its Performance" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included elsewhere in this report.

         B.       ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                  The allocation of the allowance for loan losses, and the percent of each loan category to total loans, is contained under the caption "Financial Condition - Loans and Allowance for Loan Losses" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included elsewhere in this report. Additional risks associated with the allowance for loan losses are discussed under the caption "Material Conditions Affecting the Corporation and Its Performance" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included elsewhere in this report.

V.       DEPOSITS

         The following table presents the average balances of deposits and the average rates paid on each of the deposit categories for the years ended December 31, 2002 and 2001 (000s omitted):

                                                     2002                       2001
                                            -----------------------     ---------------------
                                            Average        Average      Average      Average
                                            Balance       Rate Paid     Balance     Rate Paid
                                            --------      ---------     --------    ---------
Noninterest-bearing demand deposits         $ 16,533              -%    $ 15,264            -%
NOW accounts                                  18,292            3.1%       8,664          2.8%
Savings accounts                              22,225            3.1%      17,224          3.3%
Certificates of deposit                       97,496            4.4%      67,786          5.8%
                                            --------      ---------     --------    ---------
   Total deposits                           $154,546            3.6%    $108,938          4.3%
                                            ========      =========     ========    =========

         The following table presents the maturities of certificates of deposits and other time deposits of $100,000 or more as of December 31, 2002 (000s omitted):

Three months or less                      $ 8,643
Over three months through six months        5,464
Over six months through twelve months      10,746
Over twelve months                         18,518
                                          -------

Total                                     $43,371
                                          =======

VI.      RETURN ON EQUITY AND ASSETS

         Selected financial data of the Corporation is contained within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" included elsewhere in this report.

ITEM 2.           DESCRIPTION OF PROPERTY.

The Bank currently has two physical banking offices located in Otsego County, both within the City of Gaylord and one office located in Houghton Lake, Michigan. The main office, which is located at 501 West Main Street, Gaylord, Michigan, is a two story building of approximately 13,500 square feet. It houses the main office, executive offices of the Bank and the Corporation, and the lending and operations departments. This office provides complete banking services including depository, safe deposit, consumer loan, residential mortgage, and commercial loan services. The other Gaylord office is located at 1157 South Otsego Street, Gaylord, Michigan. This office is a single story structure of approximately 2,700 square feet. Full depository services and consumer, residential mortgage, and commercial loan services are offered at this office since a renovation project was completed in late 2001. Both Gaylord offices have drive-up facilities. The Houghton Lake office is located at 3225 West Houghton Lake Drive, Houghton Lake, Michigan. This office is approximately 1,500 square feet and provides 1-4 family residential mortgage loans, consumer loan and home equity loan services. This location also provides deposit services including checking accounts, savings and money market accounts and certificates of deposit. The Houghton Lake office does not offer drive-up services or safe deposit box services.

The Bank owns an office building adjacent to the Bank's main office. This building totals approximately 2,700 square feet and houses the accounting department as well as other administrative departments of the Bank. The Bank also owns approximately two acres of land adjacent to the main office. Use of this land includes future expansion of the Bank's facilities when determined necessary by the Corporation.

All properties and buildings are well maintained and are owned by the Bank free of any encumbrances, except for the Houghton Lake office, which is leased. The Bank also operates four automated teller machines at various locations in Otsego County.

ITEM 3.           LEGAL PROCEEDINGS.

As a depository of funds, the Bank could occasionally be named as a defendant in a lawsuit (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the Bank's business.

There is no current litigation pending which would materially affect the Corporation's capital resources, results of operations, or liquidity as presented herein.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2002 to a vote of the Corporation's stockholders.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The authorized common stock of the Corporation consists of 3,000,000 shares of common stock, $1.00 par value, of which 525,896 shares were outstanding at December 31, 2002. The Corporation's Articles of Incorporation were amended on June 6, 2001 to increase the authorized common stock from 500,000 shares to 3,000,000 shares.

At December 31, 2002, the Corporation had 797 shareholders.

The Corporation's common stock is traded primarily in Michigan. There is no formal market for the stock. To fulfill the minimum stock ownership requirements specified in the by-laws of the Corporation, the Corporation sold 600 shares of common stock to two people who joined the Corporation's board of directors in 2002. The board of directors established a price equal to the most recent trade amount at the time, or $25 per share. The offering was made solely to persons who are bona fide residents of the State of Michigan, pursuant to the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder.

In 2002, the Corporation engaged Registrar & Transfer Company to serve as registrar and transfer agent for the Corporation's common stock. The following data is based upon sales that have come to the attention of the Corporation's management and reflect sales of the Corporation's common stock for the years ended December 31, 2002 and 2001. Because shares are sold infrequently, and not on any exchange, the data shown below are not necessarily an accurate reflection of the true market value. Shares may also have been sold in transactions, the price and terms of which are not known to the Corporation.


                                                  Average Price Per
     Period              Number of Shares               Share
----------------         ----------------         -----------------
4th Quarter 2002              9,500                    $ 25.26
3rd Quarter 2002              1,474                      23.91
2nd Quarter 2002              3,352                      25.00
1st Quarter 2002                946                      24.89

4th Quarter 2001                 70                    $ 23.00
3rd Quarter 2001              3,500                      25.00
2nd Quarter 2001              1,074                      19.75
1st Quarter 2001                334                      19.50

In 2002 $5,000,000 in preferred securities were issued by a special purpose subsidiary, Gaylord Partners, Limited Partnership ("Gaylord Partners"). Gaylord Partners used the proceeds from the issuance of these preferred securities to purchase junior subordinated debentures of the Corporation of the same amount. For additional detail, please refer to Note 10 of the Corporation's financial statements contained elsewhere in this report. Donnelly, Penman, French, Haggarty & Co. of Detroit, Michigan was retained to act as sales agent in the offering. The agent was paid a total of $150,000 in placement fees. The offering was made solely to financial institutions and was exempt from registration pursuant to Rule 506 of Regulation D.

The Bank's capital management policy allows for cash dividends to be paid to the Corporation. The Corporation is primarily dependent upon dividends from the Bank for funds to pay dividends on common stock to its shareholders. The amount and frequency of dividends declared by the Corporation for the years ended December 31, 2002 and 2001 is as follows:

                       CASH DIVIDEND
     PERIOD              PER SHARE
----------------       -------------
4th Quarter 2002         $    0.10
3rd Quarter 2002              0.10
2nd Quarter 2002              0.10
1st Quarter 2002              0.10

4th Quarter 2001         $    0.10
3rd Quarter 2001              0.10
2nd Quarter 2001              0.10
1st Quarter 2001              0.10

Given the risks noted under the heading "Material Conditions Affecting the Corporation and Its Performance" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation", there is a greater likelihood that the Bank will not be able to pay dividends to the Corporation for the purpose of funding cash dividends to shareholders. As it normally does, the Bank's board of directors will review and analyze the Bank's performance, capital position and related factors in determining whether a dividend for the purposes of funding a cash dividend to the Corporation's shareholders is appropriate. The OCC may place additional restrictions beyond existing regulatory requirements.

The Corporation has the ability and intent to fulfill the debt service requirements of the junior subordinated debentures issued by the Corporation to Gaylord Partners. Gaylord Partners' ability to pay required distributions to preferred security owners is dependent on payment of interest from the Corporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, the following "Management's Discussion and Analysis of Financial Condition or Plan of Operation" contains "forward-looking statements" that involve risks and uncertainties. All statements regarding the expected financial position, business, and strategies are forward-looking statements and the Corporation intends for them to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Corporation or management, are intended to identify forward-looking statements. Although the Corporation believes that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on beliefs and assumptions that have been made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from expectations, include, without limitation, the failure of a significant number of borrowers to repay their loans, general changes in economic conditions and interest rates, as well as restrictions imposed by regulations or regulators of the banking industry.

The following "Management's Discussion and Analysis of Financial Condition or Plan of Operation" is intended to assist in understanding the results of operations of the Corporation. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

MATERIAL CONDITIONS AFFECTING THE CORPORATION AND ITS PERFORMANCE

The Corporation incurred a substantial net loss in 2002 caused by the deteriorating quality of the loan portfolio. A net loss of ($1,375,000), or ($2.62) per share, was caused by several factors that negatively affected the quality of the Corporation's loan portfolio. Continuing uncertainty regarding the quality of the loan portfolio may have a significant adverse impact on the capital resources, liquidity and profitability of the Corporation. The Corporation will continuously monitor and analyze the allowance for loan losses and incur an appropriate amount of loan loss provisions to ensure the allowance for loan losses remains adequate. As a result, loan loss provisions may remain elevated in 2003, though not to the extent of loan loss provisions incurred in 2002.

NET CHARGE-OFFS, LOAN LOSS PROVISIONS AND THE ALLOWANCE FOR LOAN LOSSES

For the year ended December 31, 2002 the Corporation incurred net charge-offs of $2,053,000, compared to $501,000 for the same period in 2001. In response to the increased volume of net charge-offs the Corporation increased the level of loan loss provisions to $5,337,000 for the year ended December 31, 2002, compared to $886,000 for the same period in 2001.

Starting at the end of the third quarter of 2002, significant weaknesses in loan underwriting practices and failure to follow existing procedures were identified by external auditors, the OCC and management outside the lending area. In response, management recognized loan loss provisions totaling $980,000 in the third quarter. Management increased the depth of analysis of the loan portfolio in the fourth quarter to identify additional risks. In a Form 8-K filed on December 30, 2002 management reported that anticipated loan loss provisions totaling $1,830,000 for the three months ended December 31, 2002 and $3,195,000 for the twelve months ended December 31, 2002 would be incurred. Subsequently, management determined that another $2,142,000 in loan loss provisions would be required to account for additional risks identified. Refer to the "Provision for Loan Losses" section below for additional data.

Provisions for loan losses are determined with the goal of ensuring that the allowance for loan losses remains at a sufficient level after accounting for estimates of potential net charge-offs from the increased amount of nonperforming loans and anticipated troubled debt restructured loans.

The allowance for loan losses is management's estimate of net charge-offs inherent in the loan portfolio at a given date. The increased level of loan loss provisions has elevated the total of the allowance for loan losses to recognize the additional risk of increased net charge-offs inherent in the loan portfolio. The Corporation's management believes the allowance for loan losses is sufficient to absorb the net charge-offs inherent in the portfolio as of December 31, 2002, but substantial uncertainty remains as to the amount of overall risk in the loan portfolio. Therefore, management will continue to monitor and analyze the allowance for loan losses and incur loan loss provisions as necessary to maintain an adequate allowance for loan losses. Please refer to the "Loans and Allowance for Loan Losses" for additional information.

Internal and external reviews concluded that existing risk identification systems were not followed or were inadequate. Consequently, inadequate risk identification in the loan portfolio adversely affected the quality of overall risk analysis to determine an appropriate level of the allowance for loan losses. Please refer to the "Loans and Allowance for Loan Loss" section below for additional information.

LOAN UNDERWRITING PRACTICES AND INTERNAL CONTROLS

Deficient loan underwriting practices and failure to follow existing procedures were the substantial reasons for the net charge-offs noted above. The effect of these failures, though corrected or in the process of correction, will continue to have a significant adverse impact on the Corporation's financial performance in 2003. Through internal and external reviews of the loan portfolio in the fourth quarter of 2002 and the first quarter of 2003, a significant number of deficient loan underwriting practices were identified, including lack of adherence to loan policies and procedures, insufficient credit analysis, poor judgment, inappropriate exceptions to policies and procedures, inappropriate loan structures, liberal repayment terms, improper forbearance of interest and principal payments, lack of proper approval of a significant amount of loans, lack of or insufficient supporting documentation, inadequate and inaccurate collateral evaluation, insufficient collateral, unperfected liens on collateral, disregard of disbursement standards and procedures on construction loans and other weaknesses. Because of these problems, the employment of the Bank's senior vice president and senior lending officer Steven D. Riozzi and his status as an officer of the Corporation were terminated January 21, 2003.

Additionally, the internal and external reviews concluded that the existing procedures and processes to identify impaired loans and other potential risks were either not being adhered to so as to alert management outside of the lending area of the problems identified above, or were insufficient. Consequently, management's ability to identify and account for increased risk in the loan portfolio in a timely manner was inhibited. Further hampering the timeliness of risk identification was the absence of chief executive officer John R. Kluck in the fourth quarter of 2002 for health-related reasons. Mr. Kluck resumed his normal duties on January 6, 2003.

Through the internal and external reviews conducted in the fourth quarter of 2002 and the first quarter of 2003, the need to strengthen the Bank's internal controls was noted. Existing internal controls were insufficient to permit management outside of the lending area to detect and/or prevent the underwriting deficiencies noted above. The Board of Directors and management have taken the following steps to begin correcting the various deficiencies and weaknesses previously noted:

- All loan policies and procedures are currently being reviewed and modified to strengthen underwriting standards, pricing practices, collateral evaluation, loan approval procedures, individual loan approval authorities and approval of underwriting exceptions. Other actions were instituted to improve the quality of the Bank's underwriting practices. On-going evaluation of all aspects of the lending function is being performed to identify and correct additional weaknesses.

- A search for a new senior lending officer has been completed. The new senior lending officer is scheduled to begin at the Bank in April 2003.

- An internal independent loan review program was instituted in January 2003. The loan review function is independent of management and reports directly to the Audit Committee of the Board of Directors of the Corporation. The policy, authority, scope of review and reporting procedures of the loan review function have been reviewed and formally approved by the Board of Directors and the Audit Committee.

- The Board of Directors intends to discontinue the existing outsourced internal audit function and initiate a full-time independent internal audit program in the second quarter of 2003. As with the loan review program, it will be independent of management, report directly to the Board of Directors and/or Audit Committee, which will review and approve policy, authority, scope and reporting procedures.

- Management has instituted several administrative review processes to review compliance with updated loan underwriting standards.

- Management is in the process of modifying data collection procedures to allow for increased ability to identify and track adherence to policies and procedures.

- Management anticipates hiring additional personnel to contribute to the increased overall loan administration requirements it is currently implementing. Specifically, management expects to increase administrative capacity for workout of impaired loans.

The above mentioned items are not an exhaustive list of corrective actions being implemented. It is possible that additional loan underwriting and internal control weaknesses will be identified. Additional reporting requirements to the Board of Directors will serve as an additional internal control to ensure that all policies and procedures are adhered to and that all necessary corrective action of previously mentioned deficiencies is implemented.

SUPERVISORY ACTIVITIES

During the course of an examination conducted during the first quarter of 2003 of the Bank by representatives of the Office of the Comptroller of the Currency ("OCC"), the Bank's principal federal regulator, the examiners raised concerns and identified supervisory issues with respect to the Bank's operations including, among others, the oversight activities by the board of directors, management, asset quality and credit risk. The OCC has not issued their examination report to date. Management expects that the OCC will require the Bank to enter into a formal written agreement with the OCC which would contain various reporting and other requirements for the Bank to respond to the issues and concerns raised during the course of the examination. These actions could result in increased FDIC insurance premiums and OCC assessment fees.

The Bank's board of directors and management have been in discussions with the OCC and are appropriately responding to the issues and concerns raised by the OCC.

In spite of the OCC's asset quality concerns, which are being addressed, the Bank's capital exceeds the regulatory requirements for being "well capitalized" as set forth in applicable laws and regulations. In addition, the Bank is well positioned in various markets, which are believed to be excellent. Given those factors, the strength of the Bank's overall staff and progress made to date in dealing with asset quality issues, management intends to address all issues and concerns noted in any formal agreement with the goal of being released from it in as timely a manner as possible.

ANTICIPATED PERFORMANCE IN 2003

The Corporation expects overall profitability and performance to improve in 2003, but not attain the level of previous years. Given the anticipated net charge-offs and expected loan loss provisions previously mentioned, the Corporation anticipates earnings per share to be in a range of $.80 to $1.20. Any anticipated profits could change substantially, or be eliminated, if net charge-offs exceed management's current estimates.

See Item 5, "Market for Common Equity and Related Stockholder Matters," for discussion of shareholder dividends for 2003.

CRITICAL ACCOUNTING POLICIES

As described in Item 1 under "Regulation and Supervision," the banking industry is highly regulated. Furthermore, the nature of the banking industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management's knowledge.

Allowance for loan losses - Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal

Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors.

Commercial loan rating system and identification of impaired loans - The Corporation has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the commercial loan portfolio. The system considers factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. The Corporation employs both internal and external loan review services to assess risk ratings.

SELECTED QUARTERLY FINANCIAL DATA
Unaudited
000s omitted, except per share data

                                                            For the Quarters Ended
                                           March 31      June 30      September 30      December 31 (1)
                                           --------      -------      ------------      ---------------
2002
--------------------------------------
Selected Operations Data:
   Interest income                         $  3,697      $ 3,823        $ 3,897             $ 3,841
   Interest expense                          (1,933)      (1,979)        (2,010)             (1,965)
                                           --------      -------        -------             -------
   Net interest income                        1,764        1,844          1,887               1,876
   Provision for loan losses                   (180)        (205)          (980)             (3,972)
                                           --------      -------        -------             -------
   Net interest income after provision
     for loan losses                          1,584        1,639            907              (2,096)
   Noninterest income                           382          376            479                 722
   Noninterest expenses                      (1,332)      (1,516)        (1,400)             (1,923)
   Federal income tax expense                  (207)        (150)            20               1,140
                                           --------      -------        -------             -------
   Net Income (loss)                       $    427      $   349        $     6             $(2,157)
                                           ========      =======        =======             =======

Per Share Data:
   Earnings (loss) per share               $   0.81      $  0.66        $  0.01             $ (4.10)
   Dividends per share                         0.10         0.10           0.10                0.10

2001
--------------------------------------
Selected Operations Data:
   Interest income                         $  2,961      $ 3,366        $ 3,495             $ 3,699
   Interest expense                          (1,676)      (1,792)        (1,833)             (1,867)
                                           --------      -------        -------             -------
   Net interest income                        1,285        1,574          1,662               1,832
   Provision for loan losses                    (99)        (256)          (224)               (307)
                                           --------      -------        -------             -------
   Net interest income after provision
    for loan losses                           1,186        1,318          1,438               1,525
   Noninterest income                           294          333            268                 437
   Noninterest expenses                        (978)      (1,148)        (1,115)             (1,445)
   Federal income tax expense                  (182)        (143)          (199)               (173)
                                           --------      -------        -------             -------
   Net Income                              $    320      $   360        $   392             $   344
                                           ========      =======        =======             =======
Per Share Data:
   Earnings per share                      $   0.88      $  0.84        $  0.75             $  0.65
   Dividends per share                         0.10         0.10           0.10                0.10

(1) Please refer to Management's Discussion and Analysis of Financial Condition and Plan of Operation - Material Conditions Affecting the Corporation and its Performance.

FINANCIAL HIGHLIGHTS

Total assets increased by $24,072,000 or 13% from December 31, 2001 to December 31, 2002. This increase was primarily the result of an increase in net loans of $11,699,000 or 8% since December 31, 2001, while total investments increased $6,678,000 or 34%. Certificates of deposit purchased from other financial institutions totaled $2,671,000. These deposits are comprised of $99,000 individual certificates of deposit and provide an additional outlet for excess liquidity. Each instrument is fully insured up to $100,000 by the Federal Deposit Insurance Corporation or the National Credit Union Administration. To fund the loan and investment increases, deposits increased by $25,612,000 since December 31, 2001, while borrowed funds decreased $4,365,000 or 11%. The Corporation's special purpose subsidiary, Gaylord Partners, also issued $5,000,000 of preferred securities during the second quarter of 2002, please refer to Note 10 of the Corporation's financial statements. Year-to-date consolidated net income/(loss) was ($1,375,000) through December 31, 2002 compared to $1,416,000 for the same period in 2001. Basic earnings per share were ($2.62) for the year ended December 31, 2002 compared to $3.12 for the year ended December 31, 2001.

FINANCIAL CONDITION

INVESTMENTS

Total investments, including securities available for sale, securities held to maturity, and other securities, were $26,417,000 at December 31, 2002, as compared to $19,739,000 at December 31, 2001. The increase of $6,678,000, or 34%, is primarily the result of increased cash flows available from deposits and residential mortgage loan sales that exceeded the cash required to fund loans. The investment increase is in the available for sale portfolio; therefore these investments may be available to support future growth, if they have not been pledged as collateral to the Federal Home Loan Bank of Indianapolis ("FHLB"). Please refer to Note 2 of the Corporation's financial statements, located elsewhere in this report, for additional detail on pledged investments. Held to maturity securities increased to $1,992,000 at December 31, 2002 from $1,042,000 at December 31, 2001. Investment securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Except in limited situations, securities classified as held to maturity cannot be sold before maturity and still be recorded at amortized cost. Investment securities provide a source of liquidity as well as a means to diversify the risk inherent in the balance sheet. See Note 2 to the accompanying financial statements for more detail on the investment portfolio.

The Corporation also maintained $3,400,000 in Fed funds sold at December 31, 2002 as a source of liquidity. Bank management plans on maintaining higher levels of liquidity in response to any withdrawal of funds by municipalities based on the financial performance of the Corporation in 2002.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of the loan mix at December 31, 2002 and 2001 (000s omitted):

                                    2002         2001
                                  --------     --------
Mortgage loans on real estate
   Residential 1-4 family         $ 57,709     $ 54,694
   Construction                     16,437       12,434
   Second mortgage                   2,339        4,166
   Equity lines of credit            1,958        1,505
   Commercial                       37,187       28,635

Commercial loans                    19,515       15,494

Consumer installment loans
   Direct
      Automobile loans               7,474        8,075
      Recreational vehicles          3,243        3,397
      Home equity closed end         7,322        5,090
      Unsecured                      1,594        1,927
      Equipment loans                1,226        1,353
      Other                          1,464        1,198
      Mobile Homes                   1,013          967
   Indirect
      Automobile loans               8,388       11,533
      Recreational vehicles          4,824        6,283
Personal lines of credit               396          355
                                  --------     --------

      Total loans                 $172,089     $157,106
                                  --------     --------

The Corporation's loan portfolio increased by $14,983,000, or 10%, from $157,106,000 at December 31, 2001 to $172,089,000 at December 31, 2002.
Increases in the portfolio came from all areas with commercial mortgage loans registering the largest increase. Commercial mortgages increased by $8,552,000 or 30% from $28,635,000 at December 31, 2001 to $37,187,000 at December 31,
2002. Non real estate related commercial loans increased by $4,021,000 or 26% from $15,494,000 at December 31, 2001 to $19,515,000 at December 31, 2002.
Residential construction loans increased $4,003,000 or 32% from $12,434,000 at December 31, 2001 to $16,437,000 at December 31, 2002. Management expects the overall loan portfolio may decrease in 2003.

Year over year, the overall mix of the loan portfolio has changed only moderately. Loans secured by 1-4 family real estate mortgages represents 33.5% of the loan portfolio at December 31, 2002 compared to 34.8% at December 31, 2001. Loans for construction of 1-4 family residences also increased, from 7.9% of the loan portfolio at December 31, 2001 to 9.6% at December 31, 2002. The proportion of the loan portfolio represented by consumer installment loans declined from 25.3% at December 31, 2001 to 21.5% at December 31, 2002. While moderate changes to the overall mix of loans will occur, management believes a diversified loan portfolio decreases risk as it relates to economic conditions, the interest rate environment and liquidity risk.

The Corporation generally places loans on non-accrual status when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The Corporation also places loans on non-accrual status when it deems the collection of such interest unlikely. Loans are returned to a full accrual status when the loan is brought current according to all terms of the loan agreement, all past due principal and interest is paid and the Corporation deems its collateral position adequate to warrant a return to accrual status. Consumer loans are not typically placed on non-accrual status, but written off against the allowance for loan losses when the loan reaches 90 days past due or when full collection is deemed unlikely.

At December 31, 2002, non-performing loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, totaled $2,267,000. Nonaccrual loans of $2,139,000 were comprised of thirty loans to twenty-three customers while the loans 90 or more days past due of $128,000 were comprised of eight loans. The increase in nonperforming loans is comprised mainly of various nonaccrual residential mortgage loans and commercial loans. Uncertain overall local economic conditions in the Corporation's marketplace exacerbated and added to the negative effect of the failure to follow loan underwriting practices and other deficiencies noted above in the "Material Conditions Affecting the Corporation and Its Performance" section and caused a substantial increase in consumer loan charge-off activity, foreclosure actions, repossession activity, impaired commercial loan volume and loans with payments past due 30 days or more. The Corporation expects the amount of nonperforming and impaired loans to remain elevated into the foreseeable future, as management expects loan restructuring and collection activity of such loans will take an extended period of time. Local economic conditions will also have an effect on the Corporation's ability to mitigate losses from such loans. The Corporation maintains an active loan collection process that attempts to mitigate net charge-offs. Additionally, underwriting standards for all loan types have been modified to correct identified loan underwriting deficiencies and better account for a more difficult economic climate. Please refer to the "Material Conditions Affecting the Corporation and Its Performance" section for additional discussion of changes to loan underwriting standards, internal controls and loan administration procedures.

The following table shows the detail of non-performing loans as of December 31, 2002 and 2001 (000s omitted).

                                               2002       2001
                                              ------     -----
Non-accrual loans                             $2,139     $ 513
Loans past due 90 or more days                   128       313
                                              ------     -----
Total non-performing loans                    $2,267     $ 826
                                              ======     =====

Total non-performing loans to total loans       1.32%     0.52%

The Corporation had no troubled debt restructurings as of December 31, 2002 and 2001. However, the Corporation was in process of negotiating loan restructurings with customers with existing nonperforming loans. Management expects the results of these negotiations will result in a substantial amount of troubled debt restructurings that will be reported in future regulatory filings. As such, loan loss provisions were increased substantially compared to previous years. Please refer to the "Results of Operations - Provisions for Loan Losses" section of this "Management's Discussion and Analysis of Financial Condition or Plan of Operation" for additional information.

The existing level of nonperforming and impaired loans could have a material negative effect on the Corporation's operating results, liquidity, or capital resources if management is unable to limit net charge-offs from these loans to the allowance for loan losses. The above mentioned failure to follow underwriting procedures and other deficiencies have resulted in subprime consumer and mortgage portfolios that will require significant additional internal controls and administration. It is also likely that such subprime loans will result in a greater amount of nonperforming loans and future charge-off activity.

The following highlights the allocations of allowances for loan losses as of December 31, 2002 and 2001 (000s omitted):

                                                          2002                                           2001
                                         ---------------------------------------      -----------------------------------------
                                         Allowance     Percent of     Percent of      Allowance       Percent of     Percent of
                                         for Loan         Total          Total         for Loan          Total          Total
                                          Losses        Allowance        Loans          Losses         Allowance        Loans
                                         ---------     ----------     ----------      ---------       ----------     ----------
Domestic:
   Commercial loans                       $ 2,594         57.4%          32.9%         $  352            28.7%          28.1%
   Residential real estate mortgages          382          8.5%          36.0%             31             2.5%          38.4%
   Residential construction mortgages         165          3.7%           9.6%              6             0.5%           7.9%
   Consumer loans                           1,171         26.0%          21.5%            511            41.6%          25.6%
Foreign                                         -          n/a                              -             n/a
Unallocated                                   200          4.4%                           328            26.7%
                                         --------      -------        -------         -------         -------        -------
   Total                                  $ 4,512        100.0%         100.0%         $1,228           100.0%         100.0%
                                         ========      =======        =======         =======         =======        =======

The allowance for loan losses as a percentage of total loans was 2.62% at December 31, 2002, compared to .78% at December 31, 2001. The unallocated portion of the allowance for loan losses as a percentage of the entire allowance for loan losses was 4.4% at December 31, 2002 as compared to 26.7% at December 31, 2001. The decline in the unallocated portion of the allowance for loan losses as a percentage of the allowance is due to overall growth in the nominal amount of the allowance and more detailed and specific identification and analysis of various segments of the loan portfolio.

The amount of provisions for loan losses recognized by the Corporation is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of the allowance is dependent upon the total amount of past due and non-performing loans, historical charge-off experience, general economic conditions and management's assessment of potential losses based upon internal credit evaluation of the loan portfolio and particular loans. In determining the provision for loan losses, management first determines the estimated allowance for loan losses required for any specifically identified problem loans graded watch, substandard or doubtful. To this, management estimates potential charge-offs based on analysis of historical experience and historical experience of the Bank's peer group of similarly sized institutions. Management then may add, at its discretion, a factor to the historical charge-off ratios to adjust for current economic conditions, additional perceived credit risk in the portfolio, an evaluation of current and past loan underwriting practices or other information that management considers relevant. The unallocated portion of the allowance for loan losses involves the exercise of judgment by management and reflects various considerations, including management's view that the allowance for loan losses should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

Management maintains an allowance for loan losses believed to be sufficient to absorb credit losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable net charge-offs in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance for loan losses contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in the loan portfolio and loan relationships not specifically identified. Despite the problems noted in the "Material Conditions Affecting the Corporation and Its Performance" section, management believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio, acknowledging the uncertainties previously noted.

DEPOSITS

Total deposits increased $25,612,000, or 19%, from $136,618,000 at December 31, 2001 to $162,230,000 at December 31, 2002. Deposits increased as the Corporation continued proactive measures to increase the core deposit base in response to loan demand. Additionally, the Corporation began to utilize brokered certificates of deposit in 2002, which totaled $11,339,000 at December 31, 2002. Brokered certificates of deposit are acquired through an intermediary and typically require the Corporation to pay a fee. Management initiated use of this type of deposit because overall prices are similar to other types of deposits and require less administrative burden. Noninterest-bearing deposits declined from $17,964,000 at December 31, 2001 to $16,484,000 at December 31, 2002.
Management views the fluctuation in
transaction accounts as normal and not necessarily indicative of an adverse trend. On average, noninterest-bearing deposits totaled $15,264,000 in 2001 while they have averaged $16,533,000 in 2002. At December 31, 2002 various local municipalities had deposited $2,145,000 in certificates of deposit and $9,761,000 in non-maturity deposits at the Bank. Bank management has planned for the possibility that these municipalities may withdraw a substantial portion of these funds in response to the financial performance of the Corporation, by maintaining an elevated amount of liquid investments, as noted above in the "Investments" section of this Report.

BORROWED FUNDS

In addition to deposits, the Corporation also utilized the Federal Home Loan Bank of Indianapolis ("FHLB") as a primary funding source. The Corporation considers the FHLB a stable source of funding at competitive rates. FHLB advances decreased by $2,226,000 or 6% from $37,132,000 at December 31, 2001 to $34,906,000 at December 31, 2002. Other borrowed funds at December 31, 2001 of $2,139,000 represented the outstanding balance of a $4,000,000 line of credit from a bank. This line of credit was repaid during 2002, though the line of credit remains open and available to the Corporation.

Details of the outstanding borrowings of the Corporation as of December 31, 2002 and 2001 are contained in the following table (000s omitted):

                                              2002                        2001
                          Year      -----------------------     ------------------------
       Type             Matures     Amount     Average Rate      Amount     Average Rate
       ----             -------     ------     ------------     -------     ------------
Bank Line of Credit       2002          --           --         $ 2,139         4.25%
                          2003          --         3.75%             --           --

FHLB Line of Credit       2002          --           --              --         1.82%
                          2003          --         1.33%             --           --

FHLB Term Advances        2002          --           --          14,461         6.12%
                          2003      12,231         4.50%          8,885         5.60%
                          2004       7,264         5.01%          4,875         6.46%
                          2005       8,911         4.87%          5,411         5.27%
                          2006       5,500         4.45%          3,500         5.04%
                          2007       1,000         3.58%             --           --

The Corporation has pledged U.S. Treasury securities and U.S. government-sponsored agencies' securities and certain real estate loans as collateral for the line of credit and term advances at the FHLB. As of December 31, 2002, securities with a carrying value of $8,565,000 (market value of $8,790,000) were pledged. These investment securities consist primarily of available-for-sale securities, as listed in Note 2 of the Corporation's financial statements. As such, they are not available to fund on-going liquidity requirements of the Corporation, except to the extent that they support borrowings from the FHLB. Additionally, $57,725,000 of 1-4 family residential mortgage loans and $3,091,000 of real estate loans secured by second mortgages were pledged as collateral to the FHLB.

CAPITAL

The Corporation's total stockholders' equity decreased $1,357,000 or 13% for the year ended December 31, 2002 to $9,441,000 at December 31, 2002 from $10,798,000 at December 31, 2001. The majority of the decrease in stockholders' equity was due to the net loss of $1,375,000 for the year 2002 offset by dividends paid, the change in accumulated other comprehensive income and the sale of 600 shares of stock.

To be considered a "well-capitalized" bank by the FDIC, the institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, and a leverage ratio of at least 5%, and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of December 31, 2002 the Bank was considered well-capitalized. See Note 17 to the Consolidated Financial Statements included elsewhere in this report. As previously noted in this report, the Corporation, through Gaylord Partners, Limited Partnership, a special purpose subsidiary of the Corporation, issued $5,000,000 of preferred securities in 2002. The proceeds of this issuance were used to purchase junior subordinated debentures of the Corporation. Current rules of the Federal Reserve System allow this amount to be included in the Corporation's risk-based capital to a maximum of 25% of Tier 1 capital. As of December 31, 2002, $3,033,000 of the total preferred security issuance counts towards Tier 1 risk-based capital.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the year ended December 31, 2002 totaled $7,371,000, with fully-taxable equivalent income of $7,472,000, and represented an increase of $1,018,000, or 16%, compared to the same period one year ago. The increase in net interest income was primarily attributable to the increase in the volume of loans; however, this increase was offset by an increase in deposits. The Corporation's net interest margin (on a tax equivalent basis) narrowed from 4.26% for the year ended December 31, 2001 to 3.74% for the year ended December 31, 2002. The net interest margin has been impacted by the current economic conditions as well as the competitive nature of the Corporation's market. The Corporation has experienced tighter interest margins as lending rates declined in 2002 and remained at historically low levels throughout 2002. A substantial increase in nonperforming loans and loan charge-off activity in 2002 also adversely affected the Corporation's interest margins. Interest income from loans represented 92% of total interest income for the year ended December 31, 2002 compared to 93% for the same period in 2001.

The following table presents the Corporation's consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the years ended December 31, 2002, 2001, and 2000 (000s omitted). Average loans are presented net of unearned income and gross of the allowance for loan losses. Interest on loans includes loan fees. Interest income is presented on a tax-equivalent basis. Nonaccrual loans are included in the average balance of loans.

                                                  2002                       2001                       2000
                                      ------------------------   ------------------------   ------------------------
                                      Average                    Average                    Average
                                      Balance   Interest  Rate   Balance   Interest  Rate   Balance   Interest  Rate
                                      --------  --------  ----   --------  --------  ----   --------  --------  ----
Federal funds sold                    $  5,108  $     81  1.59%  $    493  $     18  3.65%  $     89  $      8  8.99%
Int bearing cash and due from banks      1,082        27  2.50%         -         -                -         -
Investment securities-taxable           19,167       872  4.55%    14,043       814  5.80%    11,826       740  6.26%
Investment securities-tax-exempt         5,362       298  5.57%     2,404       150  6.24%     1,589       114  7.17%
Loans, net of unearned income          169,214    14,081  8.32%   133,417    12,590  9.44%    92,438     8,889  9.62%
                                      --------  --------         --------  --------         --------  --------
Total earning assets                  $199,933  $ 15,359  7.68%  $150,357  $ 13,572  9.03%  $105,942  $  9,751  9.20%
                                      ========  --------         ========  --------         ========  --------
Interest bearing deposits             $138,013  $  5,577  4.04%  $ 93,674  $  4,722  5.04%  $ 63,819  $  3,121  4.89%
Borrowed funds                          36,959     2,143  5.80%    38,595     2,446  6.34%    29,040     1,936  6.67%
Subordinated debentures                  2,917       167  5.73%         -         -                -         -
                                      --------  --------         --------  --------         --------  --------
Total interest bearing liabilities    $177,889  $  7,887  4.43%  $132,269  $  7,168  5.42%  $ 92,859  $  5,057  5.45%
                                      ========  --------         ========  --------         ========  --------
Net interest income                             $  7,472                   $  6,404                   $  4,694
                                                ========                   ========                   ========
FTE adjustment                                  $    101                   $     51                   $     40

Net interest spread                                       3.25%                      3.61%                      3.75%
Net interest margin (as a percentage
   of earning assets) (FTE)                               3.74%                      4.26%                      4.43%

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and interest expense during the periods years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change (the sum of the prior columns). The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume (000s omitted).

                                                       2002 Compared to 2001                  2001 Compared to 2000
                                             -------------------------------------     --------------------------------------
                                             Increase (Decrease) Due to                Increase (Decrease) Due to
                                             --------------------------                --------------------------
                                                Rate             Volume       Net       Rate               Volume       Net
                                             ---------           ------     ------     -----               ------     -------
Federal funds sold                           $     (10)          $   73     $   63     $  (7)              $   17     $    10
Interest bearing balances due from banks             -               27         27
Investment securities-taxable                     (175)             233         58       (57)                 131          74
Investment securities-tax-exempt                   (17)             165        148       (16)                  52          36
Loans, net of unearned income                   (1,488)           2,979      1,491      (169)               3,870       3,701
                                             ---------           ------     ------     -----               ------     -------
  Total interest earning assets                 (1,690)           3,477      1,787      (249)               4,070       3,821
                                             ---------           ------     ------     -----               ------     -------
Interest-bearing deposits                         (937)           1,792        855        99                1,502       1,601
Borrowed funds                                    (208)             (95)      (303)     (100)                 610         510
Subordinated debentures                              -              167        167         -                    -           -
                                             ---------           ------     ------     -----               ------     -------
   Total interest-bearing liabilities           (1,145)           1,864        719        (1)               2,112       2,111
                                             ---------           ------     ------     -----               ------     -------
Increase (decrease) in net interest income   $    (545)          $1,613     $1,068     $(248)              $1,958     $ 1,710
                                             =========           ======     ======     =====               ======     =======

PROVISION FOR LOAN LOSSES

The activity in the allowance for loan losses for the years ended December 31, 2002 and 2001 is presented in the following table (000s omitted):

                                  2002      2001
                                 ------    ------
Balance - beginning of year      $1,228    $  843

Loans charged-off:
   Commercial loans                 427        47
   Real estate mortgage loans       238         -
   Consumer loans                 1,538       554
                                 ------    ------
     Total charge-offs            2,203       601

Recoveries:
   Commercial loans                  33         3
   Real estate mortgage loans         2         -
   Consumer loans                   115        97
                                 ------    ------
     Total recoveries               150       100

Provision for loan losses         5,337       886
                                 ------    ------

Balance - end of year            $4,512    $1,228
                                 ======    ======

The provision for loan losses charged to operations was $5,337,000 for the year ended December 31, 2002 as compared to $886,000 for the year ended December 31, 2001. Net charge-offs for the year ended December 31, 2002 totaled $2,053,000 as compared to $501,000 for the same period of 2001. Further discussion of net charge-offs, loan loss provisions and loan underwriting issues are included in the "Material Conditions Affecting the Corporation and Its Performance" section, located above, within "Management's Discussion and Analysis of Financial Condition or Plan of Operation".

NONINTEREST INCOME

Noninterest income increased by $627,000 to $1,959,000 for the year ended December 31, 2002 as compared to $1,332,000 for the year ended December 31, 2001. The increase in noninterest income was primarily due to the increased activity on the sale of real estate mortgage loans originated for sale. The gain on the sale of such loans was $960,000 for the year ended December 31, 2002 as compared to $517,000 for the year ended December 31, 2001. The income recognized in connection with the recording of the mortgage servicing rights asset is included in the gain on sale of loans; this amount totaled $644,000 for the year ended December 31, 2002 as compared to $388,000 for the same period in 2001.

The Corporation generally sells the 15- to 30-year, fixed rate, residential real estate loans it originates and receives a gain on the sale of such loans. In addition, since the loans are sold with servicing retained, the Corporation records the servicing asset at the time the loans are sold. With the decreasing interest rate environment experienced during 2002, activity in mortgage refinancings increased, resulting in increased income to the Corporation. While the rate environment remains low, the likely pool of borrowers with sufficient opportunity to refinance their mortgage loan has decreased. Management, therefore, does not expect mortgage refinancing volume to remain at previous levels. As a result the Corporation will likely recognize less noninterest income from this source in 2003.

NONINTEREST EXPENSE

Noninterest expenses increased by $1,485,000 to $6,171,000 for the year ended December 31, 2002 as compared to $4,686,000 for the year ended December 31, 2001. The increase was attributed to an increase of $541,000, or 25%, in personnel costs as full time equivalent employees increased from fifty-eight at December 31, 2001 to sixty-four at December 31, 2002. Management determined that additional staffing was necessary to support the Corporation's continued growth from 2001 to 2002. Equipment and data processing expense increased by $168,000 to $580,000 for the year ended December 31, 2002 as compared to the same period in 2001. This increase was primarily due to additional software licensing fees, maintenance agreements and depreciation expense associated with technological upgrades to manage continued growth. Professional fees increased by $172,000 to $432,000 for the year ended December 31, 2002 as compared to $260,000 for the same period a year ago. This increase is attributable to additional services provided for various accounting, loan review and internal audit-related activities. The remaining increases are related to the growth of the Corporation during the past year.

FEDERAL INCOME TAX EXPENSE

The Corporation had a federal income tax provision credit of $803,000 for the year ended December 31, 2002 as compared to an expense of $697,000 for the year ended December 31, 2001.

The provision for federal income tax was 37% of pretax income for the year ended December 31, 2002 as compared to 33% for the year ended December 31, 2001. The difference between the effective tax rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on investments and loans.

NET INCOME

Net income/(loss) totaled ($1,375,000) for the year ended December 31, 2002 as compared to $1,416,000 for the same period in 2001. Basic earnings/(loss) per share totaled ($2.62) for the year ended December 31, 2002 as compared to $3.12 for the year ended December 31, 2001. The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.

LIQUIDITY

At December 31, 2002, the Corporation held cash and cash equivalents of $8,292,000 and $21,905,000 of the Corporation's investment securities were classified as available for sale. However, $8,790,000 of available-for-sale investment securities are pledged as collateral to the FHLB. The amortized cost of the available for sale securities was less than the fair value at year-end, primarily as the result of decreasing interest rates, which resulted in an unrealized gain within the investment portfolio. Management does not believe the sale of any of the Corporation's securities would materially affect the overall financial condition of the Corporation.

The Corporation had net increases in cash and cash equivalents of $1,060,000 and $3,290,000 for the years ended December 31, 2002 and 2001. Net income (loss) was ($1,375,000) and $1,416,000 for years ended December 31, 2002 and 2001. After adjustments for noncash items - which consist primarily of the provision for loan losses, deferred federal income taxes, depreciation and amortization - and changes in other assets and other liabilities, the net cash provided by operating activities totaled $1,757,000 and $1,636,000 for the years ended December 31, 2002 and 2001.

The Corporation's investing activities relate to interest bearing deposits in banks, available for sale and held to maturity investment securities, loans, and premises and equipment. The net cash used in investing activities totaled

$26,748,000 and $51,656,000 for the years ended December 31, 2002 and 2001. The
$24,908,000 decrease between years is directly related to the net increase in loans of $17,036,000 for 2002 as compared to $46,571,000 for 2001. While the loan portfolio increased in 2002, the increase experienced in 2001 was greater than that of 2002. The Corporation also invested in interest bearing deposits in banks during 2002 for $2,671,000. These deposits are comprised of $99,000 individual certificates of deposit and provide an additional outlet for excess liquidity.

Net cash provided by financing activities totaled $26,051,000 and $53,310,000 for the years ended December 31, 2002 and 2001. Financing sources for the Corporation include deposits, borrowings, subordinated debentures, and common stock. Financing activities and investing activities are closely related. As such, the cash provided by financing activities decreased from 2001 to 2002 in a similar amount as the decrease in investing activities. The net increase in deposits was $25,612,000 for 2002 as compared to $50,966,000 for 2001. The net decrease in borrowings totaled $4,365,000 for 2002 as compared to $981,000 for 2001. In 2002, the Corporation issued $5,000,000 of subordinated debentures. In 2001, the Corporation issued additional stock for net proceeds of $3,517,000.

CONTRACTUAL OBLIGATIONS

                                                                Payments Due by Period
                                               --------------------------------------------------------
                                                                      (Dollars in
                                                                       Thousands)
                                               --------------------------------------------------------
                                                           Less than      1 - 3       4 - 5     After 5
                                                 Total      1 year        years       years      years
                                               --------    ---------    --------    --------    -------
Time Deposits                                  $ 99,792    $  56,186    $ 35,496    $  4,523    $ 3,587
Notes Payable                                    34,906       12,231      16,175       6,500          -
Guaranteed preferred beneficial interest in
   subordiated debentures                         5,000            -           -           -      5,000
                                               --------    ---------    --------    --------    -------
Total contractual cash
   obligations                                 $139,698    $  68,417    $ 51,671    $ 11,023    $ 8,587
                                               ========    =========    ========    ========    =======

The long-term debt obligations consist of certificates of deposit, advances from the Federal Home Loan Bank, and preferred securities. The above schedule represents principal payments only and does not include interest.

The Corporation has contractual payments due on time deposits and Federal Home Loan Bank advances of $56,186,000 and $12,231,000, respectively, in 2003. The Corporation anticipates that a significant portion of the maturing time deposits will be renewed and retained. Depending on the economic and competitive conditions at the time of maturity, the rates paid on renewed time deposits may differ from the rates currently paid. The Corporation may also purchase additional brokered deposits if the terms available are favorable as compared to the deposits in the local market area. Federal Home Loan Bank advances can be renewed, and additional advances may be obtained, at prevailing market rates. At December 31, 2002, the Corporation had the ability to borrow an additional $12,300,000 from the Federal Home Loan Bank based on the current levels of collateral pledged. The availability to borrow from the Federal Home Loan Bank varies depending on the amount collateral available for pledging. As mentioned above, Bank management anticipates that the overall loan portfolio will decrease in 2003, which could also decrease the amount collateral available to pledge to the Federal Home Loan Bank.

While the Corporation in the recent past has issued additional equity and preferred securities, it is anticipated that such offerings will not be made in the next year.

LOAN COMMITMENTS

                                       Amount of Commitment Expiration Per Period
                                    -------------------------------------------------
                                                      (Dollars in
                                                       Thousands)
                                    -------------------------------------------------
                                               Less than    1 - 3    4 - 5    After 5
                                     Total       1 year     years    years     years
                                    -------    ---------    -----    -----    -------
Commitments to grant loans          $13,761     $13,761      $ -      $ -       $ -
Unfunded commitments under lines
   of credit                          9,785       9,785        -        -         -
Standby letters of credit               310         310        -        -         -
Total loan commitments              $23,856     $23,856      $ -      $ -       $ -

All of the loan commitments are underwritten using the commercial loan underwriting guidelines.

The primary impact of inflation on the Corporation's operations is increased asset yields, deposit costs and operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than they would on non-financial companies. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets and if significant, require that equity capital increase at a faster rate than would otherwise be necessary.

Managing rates on interest earning assets and interest bearing liabilities focuses on maintaining the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in margins and to manage risk due to changes in interest rates.

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities at December 31, 2002 (000s omitted). The table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio.

                                                             After 3 Months   After 1 Year
                                                Within 3      But Within 1    But Within 5     Over 5
                                                 Months           Year          Years           Years        Total
                                                ---------    --------------   ------------    ---------    ---------
Interest-earning assets:
   Interest bearing deposits in banks           $   1,287      $   1,384        $       -     $       -    $   2,671
   Loans                                           19,357         16,386           74,014        62,332      172,089
   Investments                                        954          7,656           11,502         6,305       26,417
   Federal funds old                                3,404              -                -             -        3,404
                                                ---------      ---------        ---------     ---------    ---------
   Total interest-earning assets                $  25,002      $  25,426        $  85,516     $  68,637    $ 204,581
                                                =========      =========        =========     =========    =========

Interest-bearing liabilities:
   Interest-bearing demand                      $       -      $   5,261        $       -     $  15,781    $  21,042
   Savings and money market                         2,491          6,228            2,491        13,702       24,912
   Time deposits < $100,000                         8,087         23,246           21,501         3,587       56,421
   Time deposits > $100,000                         8,643         16,210           18,518             -       43,371
   Notes payable                                    3,881          8,350           22,675             -       34,906
   Guaranteed preferred beneficial interest in
     subordinated debentures                            -              -                -         5,000        5,000
                                                ---------      ---------        ---------     ---------    ---------
   Total interest-bearing liabilities           $  23,102      $  59,295        $  65,185     $  38,070    $ 185,652
                                                =========      =========        =========     =========    =========

Period:
   Rate sensitive assets (RSA)                  $  25,002      $  25,426        $  85,516     $  68,637
   Rate sensitive liabilities (RSL)                23,102         59,295           65,185        38,070
                                                ---------      ---------        ---------     ---------
   Interest rate sensitivity GAP (RSA-RSL)      $   1,900      $ (33,869)       $  20,331     $  30,567
                                                ---------      ---------        ---------     ---------
   Interest rate sensitivity GAP ratio               1.08           0.43             1.31          1.80
                                                =========      =========        =========     =========

Cumulative:
   Rate sensitive assets (RSA)                  $  25,002      $  50,428        $ 135,944     $ 204,581
   Rate sensitive liabilities (RSL)                23,102         82,397          147,582       185,652
                                                ---------      ---------        ---------     ---------
   Interest rate sensitivity GAP (RSA-RSL)      $   1,900      $ (31,969)       $ (11,638)    $  18,929
                                                ---------      ---------        ---------     ---------
   Interest rate sensitivity GAP ratio               1.08           0.61             0.92          1.10
                                                =========      =========        =========     =========

Currently, the Corporation is "liability-sensitive". This means that the Corporation's rate sensitive liabilities will reprice or mature faster than rate sensitive assets for a given time period. The table above indicates that within one year's time, almost $32 million more of liabilities will reprice than assets. With interest rates at historically low levels, the Corporation believes it likely that interest rates will rise in 2003. In such a situation, the risk to the Corporation's net interest income is greater because rate sensitive liabilities will reprice faster than rate sensitive assets. The table above does not factor in any prepayment of loans and investments that may occur, which could mitigate the interest rate risk associated with a liability-sensitive position in a rising rate environment.

The Corporation must maintain an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for the payment of operating expenses. Maintaining adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, unpledged investments held as "available for sale," and maturing loans. Federal funds purchased and advances from the FHLB represent the Corporation's primary source of immediate liquidity and are maintained at a level to meet immediate needs. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

ITEM 7.           FINANCIAL STATEMENTS

The consolidated financial statements of the Corporation and its Subsidiaries, together with the report thereon of Plante & Moran, PLLC, begin on page F-1 and are filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Corporation's independent accountant in 2002 or 2001.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Reference is made to the exhibit index, which follows the signature page of this report.

(b)      Reports on Form 8-K.

A Current Report on Form 8-K was filed on December 30, 2002. In this Report the Corporation disclosed that anticipated loan loss provisions would be higher than previously indicated. In addition, the Corporation disclosed that it would report a substantial net loss for the fourth quarter of 2002 and would post minimal, if any, net income for the twelve months ended December 31, 2002. Also included in this Report were anticipated net charge-offs for 2002.

ITEM 14.          CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

b. Changes in internal controls. Subsequent to the date of the evaluation of the Corporation's disclosure controls and procedures by the chief executive and chief financial officers of the Corporation, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses. However, the Corporation has made and continues to make various substantial changes to internal controls with regard to loan administration and loan underwriting subsequent to the date of the evaluation of disclosure controls by the chief executive and chief financial officers. Please refer to "Material Conditions Affecting the Corporation and Its Performance" in
Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation", for additional information regarding loan underwriting, loan administration and internal control deficiencies and corrective actions.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH BANCORP, INC.

/s/ John R. Kluck
---------------------------
John R. Kluck
President and Chief Executive Officer

Dated:   March 28, 2003

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

/s/ John R. Kluck                                 /s/ William A. Kirsten
-----------------------------------------------   ------------------------------
John R. Kluck                                     William A. Kirsten
President, Chief Executive Officer and Director   Senior Vice President and
Dated: March 28, 2003                             Chief Financial Officer
                                                  Dated: March 28, 2003

/s/ Matthew H. Nowicki                            /s/ Fred T. Burns
-----------------------------------------------   ------------------------------
Matthew H. Nowicki, Director                      Fred T. Burns, Director
Dated: March 28, 2003                             Dated: March 28, 2003

/s/ Timothy W. Freeman                            /s/ Keith Hardin Gornick
-----------------------------------------------   ------------------------------
Timothy W. Freeman, Director                      Keith Hardin Gornick, Director
Dated: March 28, 2003                             Dated: March 28, 2003

/s/ Larry B. Higgins                              /s/ Douglas C. Johnson
-----------------------------------------------   ------------------------------
Larry B. Higgins, Director                        Douglas C. Johnson, Director
Dated: March 28, 2003                             Dated: March 28, 2003

/s/ Kellie A. Puroll
-----------------------------------------------
Kellie A. Puroll, Director
Dated: March 31, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Kluck, certify that:

1. I have reviewed this annual report on Form 10-KSB of North Bancorp, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                  /s/ John R. Kluck
                                  ----------------------------------------------

                                             By: John R. Kluck

                                             President & Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William A. Kirsten, certify that:

1. I have reviewed this annual report on Form 10-KSB of North Bancorp, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

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

10.1 Executive Salary Continuation Agreement dated August 21, 1997 between First National Bank of Gaylord and John R. Kluck, incorporated herein by reference to exhibit 6(a) of the Registrant's Amendment No. 1 to Form 10-SB dated August 20, 2001.

10.2 Master Revolving Note dated July 31, 2002 made by North Bancorp, Inc. in favor of Comerica Bank.

10.3 Executive Salary Continuation Agreement dated June 10, 2002 between First National Bank of Gaylord and William A. Kirsten, incorporated herein by reference to exhibit 10.3 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.4 Executive Salary Continuation Agreement dated June 10, 2002 between First National Bank of Gaylord and Katherine L. Taskey, incorporated herein by reference to exhibit 10.3 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.5 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Fred T. Burns, incorporated herein by reference to exhibit
         10.5 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.6 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Keith H. Gornick, incorporated herein by reference to exhibit 10.6 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.7 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Larry B. Higgins, incorporated herein by reference to exhibit 10.7 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.8 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Douglas C. Johnson, incorporated herein by reference to exhibit 10.8 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.9 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and John R. Kluck, incorporated herein by reference to exhibit
         10.9 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.10 Agreement Made as of August 23, 2002 Between First National Bank of Gaylord and Matthew H. Nowicki, incorporated herein by reference to exhibit 10.10 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

99       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                                   INDEX TO FINANCIAL STATEMENTS

REPORT LETTER                                                                    F-2

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheet                                                   F-3

    Consolidated Statement of Income                                             F-5

    Consolidated Statement of Changes in Stockholders' Equity                    F-7

    Consolidated Statement of Cash Flows                                         F-9

    Notes to Consolidated Financial Statements                                   F-11

                          Independent Auditor's Report

Stockholders and Board of Directors
North Bancorp, Inc. and Subsidiaries
Gaylord, Michigan

We have audited the accompanying consolidated balance sheet of North Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each year in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows each year in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ Plante & Moran, PLLC

Kalamazoo, Michigan
March 26, 2003

NORTH BANCORP, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                                      December 31
                                                                                      -----------
                                                                                2002               2001
                                                                                ----               ----
                                                ASSETS
CASH AND CASH EQUIVALENTS:
     Cash and due from banks                                                  $  4,888           $  5,849
     Federal funds sold                                                          3,404              1,383
                                                                              --------           --------
                    Total cash and cash equivalents                              8,292              7,232

INTEREST-BEARING DEPOSITS IN BANKS                                               2,671                  -
SECURITIES AVAILABLE FOR SALE (Note 2)                                          21,905             16,363
SECURITIES HELD TO MATURITY (Note 2)                                             1,992              1,042
OTHER SECURITIES (Note 2)                                                        2,520              2,334

LOANS (Note 3)                                                                 172,089            157,106

     Less allowance for loan losses (Note 4)                                     4,512              1,228
                                                                              --------           --------
                    Net loans                                                  167,577            155,878

BANK PREMISES AND EQUIPMENT - Net (Note 6)                                       2,586              2,374
ACCRUED INTEREST RECEIVABLE                                                      1,275              1,179
OTHER ASSETS (Notes 5, 11 and 14)                                                3,054              1,398
                                                                              --------           --------

                    Total assets                                              $211,872           $187,800
                                                                              ========           ========

NORTH BANCORP, INC. AND SUBSIDIARIES

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
          Noninterest-bearing                                                 $ 16,484           $ 17,964
          Interest-bearing (Note 7)                                            145,746            118,654
                                                                              --------           --------
                    Total deposits                                             162,230            136,618

     Short-term borrowings (Note 8)                                                  -              2,139
     Notes payable (Note 9)                                                     34,906             37,132
     Guaranteed preferred beneficial interest in
          subordinated debentures (Note 10)                                      5,000                  -
     Other liabilities (Note 14)                                                   295              1,113
                                                                              --------           --------

                    Total liabilities                                          202,431            177,002

STOCKHOLDERS' EQUITY (Notes 17 and 18)
     Common stock, $1 par value:
          Authorized - 3,000,000 at December 31, 2002 and 2001
          Issued and outstanding - 525,896 at December 31, 2002 and
               525,295 at December 31, 2001                                        526                525

     Additional paid-in capital                                                  6,009              5,996
     Retained earnings                                                           2,565              4,150
     Accumulated other comprehensive income                                        341                127
                                                                              --------           --------

                    Total stockholders' equity                                   9,441             10,798
                                                                              --------           --------

                    Total liabilities and stockholders'
                         equity                                               $211,872           $187,800
                                                                              ========           ========

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF INCOME
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                                           Year Ended December 31
                                                                                           ----------------------
                                                                                2002               2001              2000
                                                                                ----               ----              ----
INTEREST INCOME
     Interest and fees on loans                                               $ 14,081           $ 12,590          $  8,889
     Investment securities:
          Taxable                                                                  899                814               740
          Tax-exempt                                                               197                 99                75
     Federal funds sold                                                             81                 18                 8
                                                                              --------           --------          --------
                    Total interest income                                       15,258             13,521             9,712

INTEREST EXPENSE
     Deposits                                                                    5,577              4,722             3,121
     Borrowings                                                                  2,143              2,446             1,936
     Subordinated debentures                                                       167                  -                 -
                                                                              --------           --------          --------

                    Total interest expense                                       7,887              7,168             5,057
                                                                              --------           --------          --------

NET INTEREST INCOME                                                              7,371              6,353             4,655

PROVISION FOR LOAN LOSSES (Note 4)                                               5,337                886               523
                                                                              --------           --------          --------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                   2,034              5,467             4,132

NONINTEREST INCOME
     Service charges on deposit accounts                                           558                447               450
     Loan servicing fees

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                                                                    93                 54                39

     Gain on sale of real estate mortgages
          originated for sale                                                      960                517               105
     Gain on sale of available for
           sale securities                                                           -                 36                 -
     Other income                                                                  348                278               302
                                                                              --------           --------          --------

                    Total noninterest income                                     1,959              1,332               896

NONINTEREST EXPENSES
     Salaries, wages and benefits
          (Notes 13, 14, and 15)                                                 2,738              2,197             1,711
     Occupancy expense                                                             267                185               179
     Equipment and data processing expense                                         580                412               311
     Advertising and public relations                                              187                136               108
     Professional fees                                                             432                260                96
     Office supplies and postage                                                   233                206               131
     Other expenses                                                              1,734              1,290               843
                                                                              --------           --------          --------

                    Total noninterest expenses                                   6,171              4,686             3,379
                                                                              --------           --------          --------

INCOME (LOSS) - Before income taxes                                             (2,178)             2,113             1,649

FEDERAL INCOME TAX EXPENSE (BENEFIT) (Note 11)                                    (803)               697               534
                                                                              --------           --------          --------

NET INCOME (LOSS)                                                             $ (1,375)          $  1,416          $  1,115
                                                                              ========           ========          ========

BASIC EARNINGS (LOSS) PER SHARE                                               $  (2.62)          $   3.12          $   3.57
                                                                              ========           ========          ========

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                                                      Accumulated
                                                                        Additional                       Other          Total
                                                Number of    Common       Paid-In        Retained    Comprehensive  Stock holders
                                                 Shares      Stock        Capital        Earnings        Income         Equity
                                               ----------    -----      ----------       ---------   -------------  -------------
                                                  123,991    $ 124        $  2,349       $   2,106     $    (123)     $  4,456
BALANCE - January 1, 2000

Net income                                                       -               -           1,115             -         1,115

Change in net unrealized gain on
    securities available for sale,
    net of tax                                                   -               -               -           180           180
                                                                                                                      --------
        Total comprehensive income                                                                                       1,295

Cash dividend ($0.33 per share) (I)                              -               -            (103)            -          (103)

5-for-4 stock split declared March 24,             30,998       31               -             (31)            -             -
 2000

Stock redemption of fractional shares                (154)       -               -              (6)            -            (6)

2-for-1 stock split declared June 23, 2000        154,835      155               -            (155)            -             -

Issuance of common stock, net of
    offering expenses of $42                       19,337       19             326               -             -           345
                                               ----------     ----        --------       ---------     ---------      --------

BALANCE - December 31, 2000                       329,007      329           2,675           2,926            57         5,987

Net income                                                                                   1,416                       1,416

Change in net unrealized gain on
    securities available for sale,
    net of tax                                                   -               -               -            70            70
                                                              ----        --------       ---------     ---------      --------
        Total comprehensive income                                                                                       1,486

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

Cash dividend ($ 0.40 per share)                                 -               -            (192)            -          (192)

Issuance of common stock,
    net of offering expenses of $409              196,288      196           3,321               -             -         3,517
                                               ----------     ----        --------       ---------     ---------      --------

BALANCE - December 31, 2001                       525,295      525           5,996           4,150           127        10,798

Net loss                                                                                    (1,375)                     (1,375)

Change in net unrealized gain on
    securities available for sale,
    net of tax                                                   -               -               -           214           214
                                                                                                                      --------

        Total comprehensive loss                                                                                        (1,161)

Cash dividend ($ 0.40 per share)                                 -               -            (210)            -          (210)

Issuance of common stock                              601        1              13               -             -            14
                                               ----------     ----        --------       ---------     ---------      --------

BALANCE - December 31, 2002                       525,896     $526        $  6,009       $   2,565     $     341      $  9,441
                                               ==========     ====        ========       =========     =========      ========

 (1) Adjusted for the 5-for-4 stock split declared March 24, 2000 and the 2-for-1 stock split declared June 23, 2000.

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  (000S OMITTED)

                                                                                      Year Ended December 31
                                                                                      ----------------------
                                                                                2002           2001           2000
                                                                                ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                          $ (1,375)      $  1,416       $  1,115
   Adjustments to reconcile net income (loss) to net
     cash from operating activities:
        Depreciation                                                               250            237            178
        Provision for loan losses                                                5,337            886            523
        Deferred federal income taxes                                             (937)            22              3
        Amortization of securities - Net                                           223             55             40
        Gain on sale of securities available for sale                                -            (36)             -
        Gain (loss) on sale of premises and equipment                                -             19             (1)
        Accrued interest receivable and other assets                              (815)          (652)          (577)
        Accrued interest payable and other liabilities                            (926)          (311)           (22)
                                                                              --------       --------       --------

               Net cash provided by operating activities                         1,757          1,636          1,259

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in interest bearing deposit in banks                              (2,671)             -              -
   Purchases of securities available for sale                                  (11,416)       (14,888)        (1,696)
   Proceeds from maturities of securities available for sale                     5,978          6,376            818
   Proceeds from sale of securities available for sale                               -          2,667              -
   Purchases of securities held to maturity                                     (1,400)          (300)        (1,300)
   Proceeds from maturities of securities held to maturity                         445          2,206            742

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

   Purchases of other securities                                                  (186)          (310)          (875)
   Net increase in loans                                                       (17,036)       (46,571)       (39,125)
   Purchases of premises and equipment                                            (462)          (883)          (485)
   Proceeds from sale of premises and equipment                                      -             47              1
                                                                              --------       --------       --------

               Net cash used in investing activities                           (26,748)       (51,656)       (41,920)

CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase in deposits                                                     25,612         50,966         21,513
   Net change in short-term borrowings                                          (2,139)        (4,310)         1,549
   Proceeds from notes payable                                                  14,275         16,961         27,012
   Repayment of notes payable                                                  (16,501)       (13,632)        (9,864)
   Proceeds from issuance of subordinated debentures                             5,000              -              -
   Dividends paid to stockholders                                                (210)           (192)          (103)
   Stock redemption                                                                  -              -             (6)
   Proceeds from issuance of common stock,
      net of offering expenses                                                      14          3,517            345
                                                                              --------       --------       --------

               Net cash provided by financing activities                        26,051         53,310         40,446
                                                                              --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,060          3,290           (215)

CASH AND CASH EQUIVALENTS - Beginning of year                                    7,232          3,942          4,157
                                                                              --------       --------       --------

CASH AND CASH EQUIVALENTS - End of year                                       $  8,292       $  7,232       $  3,942
                                                                              ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year:
     Interest                                                                 $  7,816       $  7,138       $  4,891
                                                                              ========       ========       ========
     Federal income taxes                                                     $    554       $    750       $    715
                                                                              ========       ========       ========


See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

     Federal income taxes                                                     $    554       $    750       $    715
                                                                              ========       ========       ========

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND CONSOLIDATION - The consolidated financial statements include the accounts of North Bancorp, Inc. and its wholly-owned subsidiaries, First National Bank of Gaylord (the Bank), Gaylord Partners, Limited Partnership (the "Partnership"), and First of Gaylord Financial Services, Inc., collectively referred to as the "Corporation". All significant inter-company transactions and accounts have been eliminated in consolidation.

         USE OF ESTIMATES - The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

         NATURE OF OPERATIONS - First National Bank of Gaylord is engaged in the business of commercial and retail banking. The Bank offers a variety of deposit products, including checking accounts, savings accounts, time deposits and short-term deposits. The Bank conducts lending activities in the residential and commercial mortgage markets, in the general commercial market and in the consumer installment marketplace, and in 2002, the Bank opened a branch office in Houghton Lake. Substantially all loans are secured by business or personal assets. These financial services and products are delivered through its main office and one branch office and located in Gaylord, Michigan in Otsego County.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

         First of Gaylord Financial Services, Inc., is an investment held to provide insurance services for the Bank.

         Gaylord Partners, Limited Partnership, was formed in 2002 to issue guaranteed preferred beneficial interests in junior subordinated debentures.

         SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Corporation's activities are with customers located within Michigan.
         Note 2 discusses the types of securities the Corporation invests in.
         Note 3 discusses the types of lending that the Corporation engages in. The Corporation does not have any significant concentrations in any one industry or customer.

         CASH AND CASH EQUIVALENTS - For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED)

         INTEREST-BEARING DEPOSITS IN BANKS - Interest-bearing deposits in banks mature within one year and are carried at cost.

         SECURITIES - Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

         Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities held to maturity and securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

         LOANS - The Corporation grants mortgage, commercial and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the straight-line method.

         The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

         at an earlier date if collection of principal or interest is considered doubtful.

         All interest accrued, but not collected, for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

         A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower including length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

         commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral, if the loan is collateral dependent.

         Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SERVICING - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

         CREDIT RELATED FINANCIAL INSTRUMENTS - In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

         PREMISES AND EQUIPMENT - Land is carried at cost. Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the assets.

         INCOME TAXES - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

         POSTRETIREMENT BENEFITS - Postretirement benefits are recognized in the financial statements as earned over the employee's active service period.

         EARNINGS PER SHARE - Earnings per share are based on the weighted average number of shares outstanding during each period. The calculated earnings per share and weighted average number of shares have been retroactively adjusted to consider the impact of the stock splits. Weighted average number of shares outstanding totaled 525,545, 454,486, and 312,157 for the years ended December 31, 2002, 2001 and 2000, respectively. The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

         The components of other comprehensive income and related tax effects are as follows (000s omitted):

                                             2002      2001      2000
                                             ----      ----      ----
Unrealized holding gains on
   available for sale securities            $  324    $  142    $  273
Reclassification adjustment for gains
   realized in income                            -        36         -
                                            ------    ------    ------

Net unrealized gains                           324       106       273

Tax effect                                     110        36        93
                                            ------    ------    ------
Net-of-tax amount                           $  214    $   70    $  180
                                            ======    ======    ======

         RECLASSIFICATION - Certain amounts from prior years have been reclassified to conform to the current year presentation.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 2 - SECURITIES

         The amortized cost and estimated fair market values of securities are as follows at December 31, 2002 and 2001 (000s omitted):

                                                                2002
                                                                ----
                                                      Gross             Gross
                                   Amortized        Unrealized        Unrealized
                                     Cost             Gains             Losses        Fair Value
                                   ---------        ----------        ----------      ----------
Securities available for sale :
  U.S. treasury notes              $   4,001        $       99        $        -      $    4,100
  Obligations of other U.S.
   government agencies                 7,278               172                 -           7,450
  Obligations of states and
   political subdivisions              5,341               147                13           5,475
  Mortgage-backed securities           3,187                92                 2           3,277
  Corporate                            1,581                22                 -           1,603
                                   ---------        ----------        ----------      ----------

     Total securities
      available for sale           $  21,388        $      532        $       15      $   21,905
                                   =========        ==========        ==========      ==========

Securities held to maturity:
  Obligations of states and
   political subdivisions          $   1,742        $       17        $        -      $    1,759
  Corporate                              250                 3                 -             253
                                   ---------        ----------        ----------      ----------

     Total securities
      held to maturity             $   1,992        $       20        $        -      $    2,012
                                   =========        ==========        ==========      ==========

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

                                                                2001
                                                                ----
                                                      Gross             Gross
                                   Amortized        Unrealized        Unrealized
                                     Cost             Gains             Losses        Fair Value
                                   ---------        ----------        ----------      ----------
Securities available for sale :
   U.S. treasury notes             $   5,266        $      106        $        5      $    5,367
   Obligations of other U.S.
     government agencies               3,721                64                 -           3,785
   Obligations of states and
     political subdivisions            3,918                21                 5           3,934
   Mortgage-backed securities          1,652                12                 6           1,658
   Corporate                           1,613                10                 4           1,619
                                   ---------        ----------        ----------      ----------

       Total securities
          available for sale       $  16,170        $      213        $       20      $   16,363
                                   =========        ==========        ==========      ==========

Securities held to maturity:
   Obligation of states and
     political subdivisions        $   1,042        $       15        $        1      $    1,056
                                   =========        ==========        ==========      ==========

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 2 - SECURITIES (CONTINUED)

         The amortized cost and estimated market values of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

                                      Available for Sale                       Held to Maturity
                                      ------------------                       ----------------
                              Amortized Cost        Fair Value       Amortized Cost       Fair Value
                             ---------------        ----------       --------------       ----------
Due in one year or less      $         6,984        $    7,071       $        1,531       $    1,539
Due after one year
    through five years                 9,306             9,553                  211              220
Due after five years
    through ten years                  1,911             2,004                  250              253
                             ---------------        ----------       --------------       ----------

          Total                       18,201            18,628                1,992            2,012

Mortgage-backed
 securities                            3,187             3,277                    -                -
                             ---------------        ----------       --------------       ----------

          Total              $        21,388        $   21,905       $        1,992       $    2,012
                             ===============        ==========       ==============       ==========

         Securities with a carrying value of $8,565,000 and $6,877,000 (market value of $8,790,000 and $7,024,000) were pledged at December 31, 2002 and 2001, respectively, to secure borrowings from the Federal Home Loan Bank.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

         Other securities consist of restricted Federal Home Loan Bank of Indianapolis and Federal Reserve Bank of Chicago stock. These securities are carried at cost, which approximates market.

         Following is a summary of the sales of securities available for sale for the years ended December 31, 2002, 2001 and 2000 (000s omitted):

                                             2002      2001      2000
                                             ----     ----      ----
Gross proceeds                               $  -     $2,667    $  -
Gross gains                                     -         36       -
Gross losses                                    -          -       -
Applicable income tax provision                 -         12       -

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 3 - LOANS

         Major categories of loans in the portfolio are as follows at December 31, 2002 and 2001 (000s omitted):

                                              2002               2001
                                              ----               ----
Mortgage loans on real estate:
   Residential 1-4 family                   $ 57,709           $ 54,694
   Construction                               16,437             12,434
   Second mortgages                            2,339              4,166
   Equity lines of credit                      1,958              1,505
   Commercial                                 37,187             28,635

Commercial loans                              19,515             15,494

Consumer installment loans:

   Direct

        Automobile loans                       7,474              8,075
        Recreational vehicles                  3,243              3,397
        Home equity closed end                 7,322              5,090
        Unsecured                              1,594              1,927
        Equipment loans                        1,226              1,353

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

      Other                                    1,464              1,198
      Mobile homes                             1,013                967
Indirect
      Automobile loans                         8,388             11,533
      Recreational vehicles                    4,824              6,283
Personal lines of credit                         396                355
                                            --------           --------

                Total loans                 $172,089           $157,106
                                            ========           ========

         Certain directors and executive officers of the Corporation, including their associates, were loan customers of the subsidiary bank during 2002 and 2001. Management believes such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balances for these individuals at December 31, 2002 and 2001 amounted to $2,909,000 and $1,482,000, respectively. During 2002, $227,000 of loans were added to the related party loans due to the addition of two new directors, $5,861,000 of new loans were made and repayment totaled $4,661,000. The total unused commitments for these loans were $293,000 at December 31, 2002.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses were as follows (000s omitted):

                                              2002          2001          2000
                                            --------      --------      --------
Balance - Beginning of year                 $ 1,228       $   843       $   580

Provision charged to
 operations                                   5,337           886           523

Loans charged off                            (2,203)         (601)         (332)

Recoveries of loans charged off                 150           100            72
                                            -------       -------       -------

Balance - End of year                       $ 4,512       $ 1,228       $   843
                                            =======       =======       =======

         The following is a summary of information pertaining to impaired loans (000s omitted):

                                              2002          2001          2000
                                            --------      --------      --------
As of December 31:

Recorded investment in impaired
   loans for which there is a related
   allowance for loan losses                $ 2,009        $ 442          $ 39

Recorded investment in impaired
   loans for which there is no related
   allowance for loan losses                      -           95            18
                                            -------        -----          ----

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

Recorded investment in impaired loans       $ 2,009        $ 537          $ 57
                                            =======        =====          ====

Valuation allowance related to
   impaired loans                           $   668        $ 163          $ 20
                                            =======        =====          ====

For the year ended December 31:

Average recorded investment

   in impaired loans during the year        $   714        $ 132          $ 68
                                            =======        =====          ====

Interest income recognized during the
   time the loans were impaired             $     2        $   -          $  -
                                            =======        =====          ====

Interest income recognized using a
   cash-basis method of accounting
   during the time the loans were
   impaired                                 $     -        $   -          $  -
                                            =======        =====          ====

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 5 - MORTGAGE LOAN SERVICING

         Mortgage loans serviced for Freddie Mac are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others were $73,363,000 and $40,035,000 at December 31, 2002 and 2001, respectively.

         The following summarizes mortgage servicing rights capitalized and amortized and the asset recorded as of December 31 (000s omitted):

                                              2002          2001          2000
                                             -------       ------        ------
Mortgage servicing rights
       Beginning of year                     $  393        $ 160         $ 124

Mortgage servicing rights capitalized           644          388            78

Servicing rights written down due
      to impairment                            (143)           -             -

Servicing rights written down due
       to prepayment and amortization          (295)        (155)          (42)
                                             ------        -----         -----

Mortgage servicing rights
        End of year                          $  599        $ 393         $ 160
                                             ======        =====         =====

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

         The fair value of servicing rights was determined using discount rates of 7.25 percent and prepayment speeds ranging from 13.64 percent to
         27.55 percent, depending on the stratification of the specific right.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 6 - BANK PREMISES AND EQUIPMENT

         Major classifications of bank premises and equipment are summarized as follows at December 31, 2002 and 2001 (000s omitted):

                                                                           Estimated
                                             2002          2001              Lives
                                            -------       -------         ------------
Land and land improvements                     842           763          10-40 years
Building and building improvements           1,614         1,194           5-40 years
Furniture and equipment                      1,932         1,604           3-20 years
                                            ------        ------

            Total                            4,388         3,561

Less accumulated depreciation               (1,802)       (1,552)
                                            ------        ------

            Net                              2,586         2,009

Construction in process                          -           365
                                            ------        ------

            Total                           $2,586        $2,374
                                            ======        ======

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 7 - DEPOSITS

         The following is a summary of interest-bearing deposits at December 31, 2002 and 2001 (000s omitted):

                                              2002          2001
                                            --------      --------
NOW accounts                                $ 21,042      $ 14,029
Savings                                       24,912        18,773
Certificates of deposit:
      $100,000 and over                       43,371        26,714
      Under $100,000                          56,421        59,138
                                            --------      --------
        Total interest-bearing deposits     $145,746      $118,654
                                            ========      ========

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 7 - DEPOSITS (CONTINUED)

         At December 31, 2002, the scheduled maturities of time deposits are as follows (000s omitted):

2003                         $  56,186
2004                            32,891
2005                             2,605
2006                             2,717
2007                             1,806
2008 and after                   3,587
                             ---------
        Total                $  99,792
                             =========

NOTE 8 - SHORT-TERM BORROWINGS

         The Corporation has a $4,000,000 line of credit available from a bank. Interest is calculated at the bank's prime rate less .50 percent, and is paid monthly. Principal is due at maturity in July 2003. The note is collateralized by 100 percent of the stock of First National Bank of Gaylord. The Corporation had no outstanding borrowings under this agreement at December 31, 2002 and $2,139,000 outstanding at December 31, 2001.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

         The Corporation has a $5,000,000 line of credit for short-term borrowings available from the Federal Home Loan Bank of Indianapolis
         (FHLB). This line is used as a source of short-term liquidity. The interest is computed using a variable interest rate (1.33 percent and 1.82 percent at December 31, 2002 and 2001, respectively) established by the FHLB. The Corporation has a blanket collateral agreement with the FHLB covering certain investment securities and certain qualifying residential mortgage loans owned by the Corporation. The Corporation had no outstanding borrowings under this agreement at December 31, 2002 and 2001.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 9 - NOTES PAYABLE

         The Corporation has various term advances from the FHLB with fixed interest rates ranging from 1.55 percent to 7.55 percent at December 31, 2002, and 3.67 percent to 7.56 percent at December 31, 2001. Maturity dates range from January 2003 to November 2007. Interest on these borrowings is payable monthly. The Corporation has a blanket collateral agreement with the FHLB covering certain investment securities and certain qualifying residential mortgage loans owned by the Corporation.

         Maturities of notes payable are as follows as of December 31, 2002 (000s omitted):

2003                     $ 12,231
2004                        7,264
2005                        8,911
2006                        5,500
2007                        1,000
                         --------
        Total            $ 34,906
                         ========

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 10 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

          In March 2002, the Corporation formed Gaylord Partners, Limited Partnership (the "Partnership"), a special-purpose subsidiary of North Bancorp, Inc. Effective May 30, 2002, the Partnership privately placed $5,000,000 of preferred securities, which are reflected on the consolidated balance sheet as guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures (the "preferred securities"). The preferred securities were sold in two series. Series A totaled $1,150,000 and carries a variable interest rate equal to one month LIBOR plus 3.60 percent. Series B totaled $3,850,000 and carries a variable interest rate equal to the prime rate, as reported on certain dates in the Wall Street Journal, Midwest Edition, plus 1 percent. For both Series A and Series B, the interest rates reprice quarterly and are not to exceed 12 percent annually. Distributions on the preferred securities are paid quarterly on March 31, June 30, September 30, and December 31. The preferred securities mature in 2032 and are redeemable at par at any time on or after May 31, 2007, at the option of the Corporation. The Partnership used the proceeds from the sale of the preferred securities to purchase junior subordinated deferrable interest debentures issued by the Corporation. The Corporation used the proceeds from the junior subordinated debentures for the retirement of debt and for a capital contribution to the Bank to support future growth. Subject to certain limitations, these securities qualify as Tier I capital for the Corporation.

          The debt issuance costs associated with the trust preferred securities totaled $241,000 and are being amortized over ten years.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 11 - INCOME TAXES

          The Corporation and its subsidiaries file a consolidated federal income tax return. The following is a summary of the income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 (000s omitted):

                                              2002    2001    2000
                                             ------   -----   ----
Current expense                              $ 134    $ 675   $ 532
Deferred expense  (benefit)                   (937)      22       2
                                             -----    -----   -----

                  Income tax expense
                         (benefit)           $(803)   $ 697   $ 534
                                             =====    =====   =====

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 11 - INCOME TAXES (CONTINUED)

          The reasons for the differences between the income tax expense (benefit) at the federal statutory income tax rate and the recorded income tax expense (benefit) are summarized as follows (000s omitted):

                                                         Years Ended December 31
                                                         -----------------------
                                                       2002       2001         2000
                                                     -------     ------      -------
Income tax at federal
      statutory rate of 34%                          $ (740)     $ 718        $ 561

Decreases resulting
      from non-taxable income                           (76)       (42)         (29)

Increases resulting from
       non-deductible expense                            13         21            2
                                                     ------      -----        -----

                  Income tax expense
                         (benefit)                   $ (803)     $ 697        $  534
                                                     ======      =====        =====

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

          The significant components of the Corporation's deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (000s omitted):

                                                                        2002       2001
                                                                      --------    ------
Deferred tax assets:
      Accrued postretirement benefit cost                             $    83     $  55
      Allowance for loan losses                                         1,320       246
      Deferred compensation                                                58        45
      Other                                                                 2         1
                                                                      -------     -----
                  Total deferred tax assets                             1,463       347

Deferred tax liabilities:
      Fixed assets                                                       (201)     (104)
      Mortgage servicing rights                                          (204)     (133)
      Net loan fees                                                      (153)     (142)
      Unrealized gain on securities available for sale                   (176)      (66)
                                                                      -------     -----
                  Total deferred tax liabilities                         (734)     (445)
                                                                      -------     -----
                  Net deferred tax assets (liabilities)               $   729     $ (98)
                                                                      =======     =====

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 12 - OFF BALANCE SHEET ACTIVITIES

          CREDIT RELATED FINANCIAL INSTRUMENTS - The Corporation is a party to credit related financial instruments with off balance sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

          The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for balance sheet instruments.

          At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

                                                               Contract Amount
                                                            ---------------------
                                                              2002         2001
                                                            --------     --------
Commitments to grant loans                                  $ 13,761     $ 10,944
Unfunded commitments under lines of credit                     9,785        2,044
Commercial and standby letters of credit                         310          190

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

          payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

          Unfunded commitments under commercial lines of credit and revolving credit lines are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 12 - OFF BALANCE SHEET ACTIVITIES (CONTINUED)

          Commercial and standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The Corporation generally holds collateral supporting those commitments if deemed necessary.

NOTE 13 - RETIREMENT PLAN

          The Corporation has a 401(k) plan that is a defined contribution savings plan for employees. Employer contributions are discretionary and are determined by the Board of Directors. The Corporation matches 100 percent of the participants' first 2 percent of compensation contributed and 50 percent of the next 3 percent of compensation contributed. For the years ended December 31, 2002, 2001 and 2000, the expense attributable to this plan was $39,000, $30,000 and $18,000, respectively.

NOTE 14 - DEFERRED COMPENSATION AGREEMENTS

          The Corporation has nonqualified deferred compensation agreements with certain officers, whereby the officers or designated beneficiaries will receive between $30,000 and $50,000 per year for 15 years in the event of retirement, disability, or death. The present value of the future benefits will be accrued to the full eligibility dates of the officers. The accrued deferred compensation benefit cost at December 31, 2002 and 2001 corresponding to these agreements was $178,000 and $132,000, respectively. Expense in the amount of $46,000, $26,000 and $43,000 has been charged to operations for the years ended December 31, 2002, 2001 and 2000, respectively.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

          To fund this obligation, the Corporation has purchased insurance on the life of the participating officers with the Corporation as the owner and beneficiary of the policies. The cash surrender value of the life insurance contracts totaled $702,000 and $446,000 at December 31, 2002 and 2001, respectively. Income in the amount of $23,000, $18,000, and $12,000 has been earned and recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 15 - POSTRETIREMENT HEALTH CARE PLAN

          The Corporation sponsors a defined benefit postretirement plan that provides postretirement health care benefits to certain retired directors, current directors and their spouses. The plan is currently not funded. The expected cost of providing these types of benefits is accrued over the years in which participants' services are provided to the Corporation.

          The accumulated obligation for post-retirement benefits attributable to active and retired directors was $243,000 and $163,000 at December 31, 2002 and 2001, respectively. Expenses for these benefits were $120,000, $86,000 and $41,000 for 2002, 2001 and 2000, respectively.

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

          The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation as nonfinancial instruments are excluded.

          The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

          CASH AND CASH EQUIVALENTS - The carrying amounts of cash and short-term instruments approximate fair values.

          INTEREST-BEARING DEPOSITS IN BANKS - The carrying amounts of interest-bearing deposits maturing within 90 days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analysis based on current rates for similar types of deposits.

          SECURITIES - Fair values for securities, excluding Federal Home Loan Bank of Indianapolis stock and Federal Reserve Bank of Chicago stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank of Indianapolis stock and Federal Reserve Bank of Chicago stock approximate fair value based on the redemption provisions of the Federal Home Loan Bank of Indianapolis and the Federal Reserve Bank of Chicago.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

          LOANS RECEIVABLE - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.

          Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

          DEPOSIT LIABILITIES - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

          SHORT-TERM BORROWINGS - Fair values of the Corporation's short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

          NOTES PAYABLE - The fair values of the Corporation's notes payable are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

          GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBENTURES -Fair values of the Corporation's guaranteed preferred beneficial interest in subordinated debentures approximate fair value.

          ACCRUED INTEREST - The carrying amounts of accrued interest approximate fair value.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

          OFF BALANCE SHEET INSTRUMENTS - Fair values for off balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Fair values for off balance sheet derivative financial instruments, for other than trading purposes, are based upon quoted market prices, except in the case of certain options and swaps where pricing models are used.

          The estimated fair values, and related carrying or notional amounts, of the Corporation's financial instruments at December 31, 2002 and 2001 are as follows (000s omitted):

                                                          2002                       2001
                                                          ----                       ----
                                                  Carrying    Estimated      Carrying    Estimated
                                                  Amounts     Fair Value     Amounts     Fair Value
                                                  --------    ----------     --------    ----------
Financial Assets:
    Cash and cash equivalents                     $  8,292    $  8,292       $  7,232     $  7,232
    Interest-bearing deposits in banks               2,671       2,671              -            -
    Securities available for sale                   21,905      21,905         16,363       16,363
    Securities held to maturity                      1,992       2,012          1,042        1,056
    Other securities                                 2,520       2,520          2,334        2,334
    Loans - Net                                    167,577     170,433        155,878      168,123
    Accrued interest receivable                      1,275       1,275          1,179        1,179
Financial Liabilities:
    Customer deposits                              162,230     162,275        136,618      138,336
    Accrued interest payable                           442         442            371          371
    Short-term borrowings                                -           -          2,139        2,139
    Notes payable                                   34,906      36,923         37,132       39,113
Guaranteed preferred beneficial
        interest in subordinated debentures          5,000       5,000              -            -


NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 17 - REGULATORY MATTERS

          The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

          Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts, and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios as-set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table (000s omitted).

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 17 - REGULATORY MATTERS (CONTINUED)

                                                                                       Minimum Required to
                                                                                       be Well Capitalized
                                                              Minimum Required for         Under Prompt
                                                                Capital Adequacy        Corrective Action
                                                 Actual             Purposes               Provisions
                                                 ------             --------               ----------
                                           Amount    Ratio       Amount      Ratio      Amount      Ratio
                                          --------   ------     --------     -----     --------     -----
As of December 31, 2002:

    Total Capital
    (to Risk Weighted Assets)
    Consolidated                          $ 15,968   10.53%     $ 12,135     8.00%       N/A          N/A
    First National Bank of Gaylord          15,675   10.35%       12,115     8.00%     $ 15,144     10.00%

    Tier 1 Capital
    (to Risk Weighted Assets)
    Consolidated                          $ 12,073    7.96%     $  6,068     4.00%       N/A          N/A
    First National Bank of Gaylord          13,750    9.08%        6,057     4.00%     $  9,086      6.00%

    Tier 1 Capital
    (to Average Assets)
    Consolidated                          $ 12,073    5.80%     $  8,325     4.00%       N/A          N/A
    First National Bank of Gaylord          13,750    6.61%        8,319     4.00%     $ 10,398      5.00%

As of December 31, 2001:

    Total Capital
    (to Risk Weighted Assets)
    Consolidated                          $ 11,860    8.98%     $ 10,566     8.00%       N/A          N/A
    First National Bank of Gaylord          13,974   10.59%       10,556     8.00%     $ 13,195     10.00%

    Tier 1 Capital
    (to Risk Weighted Assets)
    Consolidated                          $ 10,632    8.05%     $  5,283     4.00%       N/A          N/A
    First National Bank of Gaylord          12,746    9.66%        5,299     4.00%     $  7,948      6.00%

    Tier 1 Capital
    (to Average Assets)
    Consolidated                          $ 10,632    6.01%     $  7,076     4.00%       N/A          N/A
    First National Bank of Gaylord          12,746    7.20%        7,081     4.00%     $  8,851      5.00%

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

          Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.

          Prior approval of the Office of the Comptroller of the Currency is required if the total dividends declared by the Bank in a calendar year exceed the sum of the current year net income and the net income of the Bank for the preceding two years, less any dividends already paid and required transfers to surplus. In addition, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum standards. At December 31, 2002, the Bank's retained earnings available for the payment of dividends was $646,000. Accordingly, $13,556,000 of the Corporation's investment in the Bank was restricted at December 31, 2002.

          Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank's capital stock and surplus. Accordingly, at December 31, 2002, Bank funds available for loans or advances by the Bank to the Corporation amounted to $1,045,000. Loans or advances by the Bank to the Corporation are subject to significant regulatory requirements. No such loans were outstanding as of December 31, 2002 and 2001.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 19 - PARENT-ONLY FINANCIAL STATEMENTS

          The following represents the condensed financial statements of North Bancorp, Inc., ("Parent") only. The Parent-only financial information should be read in conjunction with the Corporation's consolidated financial statements.

          The condensed balance sheet at December 31, 2002 and 2001 is as follows (000s omitted):

                                                                          2002              2001
                                                                        --------          --------
                           ASSETS

Cash at subsidiary bank                                                 $    130          $     90

Investment in subsidiary                                                  14,202            12,912
Other                                                                        227                 4
                                                                        --------          --------
         Total assets                                                   $ 14,559          $ 13,006
                                                                        ========          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                                                   $      -          $  2,139
Guaranteed preferred beneficial interest in
      junior subordinated debentures                                       5,051                 -
Other                                                                         67                69
Stockholders' equity                                                       9,441            10,798
                                                                        --------          --------
Total liabilities and stockholders' equity                              $ 14,559          $ 13,006
                                                                        ========          ========


NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 19 - PARENT-ONLY FINANCIAL STATEMENTS (CONTINUED)

          The condensed statement of operations for the years ended December 31, 2002, 2001 and 2000 is as follows (000s omitted):

                                                      2002       2001      2000
                                                    -------    -------   -------
Dividends from subsidiary                           $   479    $   510   $   342
Operating expense                                       317        305       199
                                                    -------    -------   -------

    Income - Before income taxes and equity
         in undistributed net income (loss)
         of subsidiary                                  162        205       143

Income tax expense                                        -          -         -
                                                    -------    -------   -------

    Income - Before equity in undistributed net
         income (loss) of subsidiary                    162        205       143

    Equity in undistributed net income (loss)
         of subsidiary                               (1,537)     1,211       972
                                                    -------    -------   -------
                Net income (loss)                   $(1,375)   $ 1,416   $ 1,115
                                                    =======    =======   =======

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2002 AND 2001

NOTE 19 - PARENT-ONLY FINANCIAL STATEMENTS (CONTINUED)

          The condensed statement of cash flows for the years ended December 31, 2002, 2001 and 2000 is as follows (000s omitted):

                                                       2002       2001       2000
                                                     --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                 $(1,375)   $ 1,416    $ 1,115
   Adjustments to reconcile net income (loss)
       to net cash from operating activities:
         Equity in undistributed net (income) loss
           of subsidiary                               1,537     (1,211)      (972)
         Change in other assets                         (223)        75        (47)
         Change in other liabilities                      (2)       (13)        76
                                                     -------    -------    -------

              Net cash provided by
                  (used in) operating activities         (63)       267        172

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital downstreamed to subsidiary                 (2,613)    (2,750)    (1,950)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in short-term borrowings                (2,139)      (911)     1,694
   Proceeds from issuance of junior
      subordinate debentures                           5,051          -          -
   Dividends paid to stockholders                       (210)      (192)      (103)
   Stock redemption                                        -          -         (6)
   Proceeds from issuance of common stock,
      net of offering expenses                            14      3,517        345
                                                     -------    -------    -------

              Net cash provided by
                  financing activities                 2,716      2,414      1,930
                                                     -------    -------    -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                   40        (69)       152

CASH AND CASH EQUIVALENTS
   Beginning of year                                      90        159          7
                                                     -------    -------    -------

CASH AND CASH EQUIVALENTS
   End of year                                       $   130    $    90    $   159
                                                     =======    =======    =======
