Form 10QSB
period 2003-03-31
NORTH BANCORP INC
filed 2003-05-15
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



             [X] Quarterly report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                       or
             [ ] Transition report under Section 13 or 15(d) of
                                the Exchange Act
               For the transition period from ________ to ________

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 8, 2003 there were 525,896 shares of Common Stock of the issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):    Yes: [ ]  No: [X]

NORTH BANCORP, INC.
Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Condensed Consolidated Balance Sheets - March 31, 2003 and
         December 31, 2002...............................................................................1

         Condensed Consolidated Statements of Income - Three Months
         Ended March 31, 2003 and 2002...................................................................2

         Condensed Consolidated Statements of Changes in Stockholders' Equity -
         Three Months Ended March 31, 2003 and 2002......................................................3

         Condensed Consolidated Statements of Cash Flow - Three Months Ended
         March 31, 2003 and 2002.........................................................................4

         Notes to Condensed Consolidated Financial Statements............................................5

Item 2 - Management's Discussion and Analysis or Plan of Operation..................................6 - 17

Item 3 - Controls and Procedures........................................................................17


PART II - OTHER INFORMATION
Item 5 - Other Information..............................................................................18

Item 6 - Exhibits and Reports on Form 8-K...............................................................18


Signature...............................................................................................19

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.................................20

Exhibit Index...........................................................................................21


                         PART I--FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
(UNAUDITED)

                                                       (000'S OMITTED, EXCEPT SHARE DATA)
                                                    MARCH 31, 2003        DECEMBER 31, 2002
                                                    --------------        -----------------
ASSETS
Cash and due from banks                                $   6,920              $   4,888
Federal funds sold                                        16,162                  3,404
                                                       ---------              ---------
  Cash and cash equivalents                               23,082                  8,292

Interest-bearing deposits in banks                         2,077                  2,671

Securities available for sale                             22,172                 21,905
Securities held to maturity                                1,741                  1,992
Other securities                                           2,520                  2,520
                                                       ---------              ---------
  Total investments                                       26,433                 26,417

Loans, gross                                             163,209                172,089
  Less: allowance for loan losses                         (4,946)                (4,512)
                                                       ---------              ---------
    Net loans                                            158,263                167,577

Bank premise and equipment, net                            2,558                  2,586

Accrued interest receivable                                1,139                  1,275
Other assets                                               4,887                  4,044
                                                       ---------              ---------
  Total other assets                                       6,026                  5,319
                                                       ---------              ---------
     Total Assets                                      $ 218,439              $ 212,862
                                                       =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits                           $  22,504              $  16,484
Interest bearing deposits                                146,535                145,746
                                                       ---------              ---------
  Total deposits                                         169,039                162,230

Borrowed funds                                            33,596                 34,906
Other liabilities                                          1,369                  1,285
Guaranteed preferred beneficial interest in
    subordinated debentures                                5,000                  5,000
                                                       ---------              ---------
  Total liabilities                                      209,004                203,421


Stockholders' Equity
Common stock, $1 par value:                                  526                    526
  Authorized - 3,000,000 at March 31, 2003
    and December 31, 2002
  Issued and outstanding - 525,896 at March 31, 2003
    and December 31, 2002
Additional paid-in capital                                 6,009                  6,009
Retained earnings                                          2,595                  2,565
Accumulated other comprehensive income                       305                    341
                                                       ---------              ---------
  Total stockholders' equity                               9,435                  9,441
                                                       ---------              ---------
    Total Liabilities and Stockholders' Equity         $ 218,439              $ 212,862
                                                       =========              =========

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)


                                                          (000S OMITTED, EXCEPT PER SHARE DATA)
                                                               THREE MONTHS ENDED MARCH 31
                                                               ---------------------------
                                                                     2003       2002
                                                                    -------    -------
INTEREST INCOME
  Interest and fees on loans                                        $ 3,184    $ 3,446
  Investment securities:
    Taxable                                                             233        199
    Tax-exempt                                                           54         39
  Federal funds sold                                                     25         13
                                                                    -------    -------
      Total interest income                                           3,496      3,697

INTEREST EXPENSE
  Deposits                                                            1,315      1,382
  Borrowings                                                            389        551
  Subordinated Debentures                                                66          -
                                                                    -------    -------
      Total interest expense                                          1,770      1,933
                                                                    -------    -------

Net interest income                                                   1,726      1,764
Provision for loan losses                                               709        180
                                                                    -------    -------
Net interest income after provision for loan losses                   1,017      1,584

NONINTEREST INCOME
Service charges on deposit accounts                                     136        118
Loan servicing fees                                                      45         21
Gain on real estate mortgages originated for sale                       410        162
Other income                                                            102         81
                                                                    -------    -------
      Total noninterest income                                          693        382

NONINTEREST EXPENSE
Salaries, wages and benefits                                            775        645
Occupancy expense                                                        71         58
Equipment and data processing expense                                   146        122
Advertising and public relations                                         22         40
Professional fees                                                       103         89
Office supplies and postage                                              53         55
Other expense                                                           522        323
                                                                    -------    -------
      Total noninterest expense                                       1,692      1,332
                                                                    -------    -------

INCOME - BEFORE INCOME TAXES                                             18        634

FEDERAL INCOME TAX EXPENSE (BENEFIT)                                    (12)       207
                                                                    -------    -------

NET INCOME                                                          $    30    $   427
                                                                    =======    =======
EARNINGS PER SHARE                                                  $  0.06    $  0.81
                                                                    =======    =======
DIVIDENDS DECLARED PER SHARE                                        $     -    $  0.10
                                                                    =======    =======


NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)


                                                       (000S OMITTED)
                                                THREE MONTHS ENDED MARCH 31
                                                ---------------------------
                                                    2003            2002
                                                  --------        --------
Balance - beginning of period                     $  9,441        $ 10,798

Net income                                              30             427
Change in net unrealized gain on securities
   available for sale, net of tax                      (36)            (73)
                                                  --------        --------
      Total comprehensive income (loss)                 (6)            354

Dividends declared                                       -             (52)
                                                  --------        --------
Balance - March 31                                $  9,435        $ 11,100
                                                  ========        ========

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)


                                                                      (000S OMITTED)
                                                                THREE MONTHS ENDED MARCH 31
                                                                ---------------------------
                                                                   2003             2002
                                                                ----------        ---------
Cash Flows from Operating Activities
  Net income                                                      $     30        $    427
  Adjustments to reconcile net income to net
    cash from operating activities
      Depreciation                                                      68              57
      Provision for loan losses                                        709             180
      Amortization and accretion of securities - Net                    53              42
      Decrease (increase) in accrued interest receivable
        and other assets                                                 7            (545)
      Increase in other liabilities                                    103             209
                                                                  --------        --------
        Net cash provided by operating activities                      970             370

Cash Flows from Investing Activities
  Net decrease in interest-bearing deposits in banks                   594               -
  Purchases of securities available for sale                        (1,317)         (5,466)
  Proceeds from maturities of securities available for sale            943             425
  Proceeds from maturities of securities held to maturity              250               -
  Purchases of other securities                                          -             (78)
  Net (increase) decrease in loans                                   7,891          (8,590)
  Purchases of bank premise and equipment                              (40)           (109)
                                                                  --------        --------
        Net cash provided by (used in) investing activities          8,321         (13,818)

Cash Flows from Financing Activities
  Net increase in deposits                                           6,809           8,152
  Net decrease in short-term borrowings                                  -             300
  Proceeds from long-term borrowings                                 2,675           5,450
  Repayment of long-term borrowings                                 (3,985)         (4,200)
  Dividends paid to stockholders                                         -             (52)
                                                                  --------        --------
        Net cash provided by financing activities                    5,499           9,650
                                                                  --------        --------
Net increase (decrease) in cash and cash equivalents                14,790          (3,798)

Cash and cash equivalents - January 1                                8,292           7,232
                                                                  --------        --------
Cash and cash equivalents - March 31                              $ 23,082        $  3,434
                                                                  ========        ========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for interest                        $  1,801        $  1,905
                                                                  ========        ========
  Cash paid (refunded) for income taxes                           $   (634)       $    194
                                                                  ========        ========
  Loans transferred to other real estate                          $    714       $       -
                                                                  ========        ========


NORTH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

North Bancorp, Inc. (the "Corporation") was incorporated in the State of Michigan in 1991. The Corporation is a bank holding company whose primary purpose is to own and operate First National Bank of Gaylord (the "Bank") as the Bank's sole stockholder. The Bank was organized as a national banking association in 1975 and is headquartered in Gaylord, Michigan. The Bank provides a full range of customary retail and commercial banking services to its primary market areas of Otsego County and Roscommon County. In 1997, the Bank formed a wholly-owned subsidiary, First of Gaylord Financial Services, Inc., to provide limited insurance agency services to the Bank. In 2002, Gaylord Partners, Limited Partnership was formed as a special purpose subsidiary of the Corporation to issue preferred securities to investors (see the Other Liabilities section on page 12 for additional information).


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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation's Form 10-KSB for 2002 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year period.


EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 525,896 and 525,295 for the three month periods ended March 31, 2003 and 2002, respectively.

The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following "Management's Discussion and Analysis or Plan of Operation" provides additional information to assess the condensed consolidated financial statements of the Corporation through the first quarter of 2003. The discussion should be read in conjunction with those statements.

The Corporation's financial performance continues to be materially affected by the deteriorating quality of the loan portfolio. A detailed discussion of the overall quality of the loan portfolio, risks and trends may be found in the sections entitled "Material Conditions Affecting the Corporation and its Performance," "Loans and Allowance for Loan Losses," "Provision for Loan Losses," and "Liquidity" within the section entitled "Management's Discussion and Analysis or Plan of Operation" and "Controls and Procedures." The overall condition of the loan portfolio will continue to have an adverse impact on the Corporation's liquidity, capital resources and results of operations.

Please refer to the section entitled "Material Conditions Affecting the Corporation and its Performance" for information regarding actions by the Bank's regulatory authorities.

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

CRITICAL ACCOUNTING POLICIES

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


Allowance for loan losses - Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors. The methodology employed by the Corporation to assess the adequacy of the allowance for loan losses was the subject of regulatory and examiner criticism with significant recommendations for improvement. For additional information on the allowance for loan losses and the estimates employed by the Corporation please refer to "Material Conditions Affecting the Corporation and its Performance."


Loan rating system and identification of impaired loans - The Corporation has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the loan portfolio. The system considers factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, employment history and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. The Corporation employs both internal and external loan review services to assess risk ratings. The Corporation's loan rating system and identification of impaired loans was the subject of regulatory and auditor criticism with significant recommendations for improvement. Please refer to "Material

Conditions Affecting the Corporation and its Performance."

Mortgage-servicing rights ("MSR") - The Corporation records the original MSR based on market data. The MSR is amortized over the shorter of five years or actual loan repayment of the underlying mortgages. Additionally, an independent third party valuation is completed quarterly to determine potential impairment of the MSR as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact of the carrying value of the mortgage servicing assets.

FINANCIAL HIGHLIGHTS

Total assets increased by $5,577,000 or 3% from December 31, 2002 to March 31, 2003. This increase was primarily the result of an increase in cash and cash equivalents of $14,790,000 or 178% since December 31, 2002. The primary source of the increase in cash and equivalents was an $8,880,000 decrease in gross loans outstanding, which declined to $163,209,000 at March 31, 2003 from $172,089,000 at December 31, 2002. Borrowed funds decreased $1,310,000 or 4%. Year-to-date consolidated net income was $30,000 through March 31, 2003 compared to $427,000 for the same period in 2002. Basic earnings per share were $0.06 for the three months ended March 31, 2003 compared to $0.81 for the three months ended March 31, 2002.

FINANCIAL CONDITION

INVESTMENTS, FED FUNDS SOLD AND INTEREST-BEARING DEPOSITS
Total investments, including securities available for sale, securities held to maturity, and other securities, registered a nominal increase of $16,000, to $26,433,000 at March 31, 2003, compared to $26,417,000 at December 31, 2002. A
5% decrease in gross loans, from $172,089,000 at December 31, 2002 to $163,209,000 at March 31, 2003 was a primary source of funds for a 375% increase in Federal funds sold, to $16,162,000 at March 31, 2003 from $3,404,000 at December 31, 2002. At March 31, 2003 certificates of deposit purchased from other financial institutions totaled $2,077,000, a 22% decline from December 31, 2002. These deposits are primarily comprised of $99,000 individual certificates of deposit and provide an additional outlet for excess liquidity. Each instrument is fully insured up to $100,000 by the Federal Deposit Insurance Corporation or the National Credit Union Administration. Investment securities and Federal funds sold provide a source of liquidity as well as a means to diversify the risk inherent in the balance sheet.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Following is a summary of the loan mix at March 31, 2003 and December 31, 2002 (000s omitted):


                                              March 31, 2003                      December 31, 2002
                                         ------------------------            -------------------------
                                                      Percent of                          Percent of
                                           Amount     Total Loans              Amount     Total Loans
                                         ----------- ------------            ----------  -------------
Mortgage loans on real estate
  Residential 1-4 family                 $   57,783      35.4%               $  57,709       33.5%
  Construction                               12,594       7.7%                  16,437        9.6%
  Second mortgage                             1,996       1.2%                   2,339        1.4%
  Equity lines of credit                      1,833       1.1%                   1,958        1.1%
  Commercial                                 39,581      24.3%                  37,187       21.6%

Commercial loans                             16,382      10.0%                  19,515       11.3%

Consumer installment loans
  Direct
    Automobile loans                          6,582       4.1%                   7,474        4.3%
    Recreational vehicles                     2,993       1.8%                   3,243        1.9%
    Home equity closed end                    5,599       3.4%                   7,322        4.3%
    Unsecured                                 1,293       0.8%                   1,594        0.9%
    Equipment loans                           1,118       0.7%                   1,226        0.7%
    Other                                     2,336       1.4%                   1,464        0.9%
    Mobile homes                              1,052       0.7%                   1,013        0.6%
  Indirect
    Automobile loans                          7,396       4.6%                   8,388        4.9%
    Recreational vehicles                     4,296       2.6%                   4,824        2.8%
  Personal lines of credit                      375       0.2%                     396        0.2%
                                          ---------     ------               ---------      ------
    Total loans                            $163,209     100.0%               $ 172,089      100.0%
                                          =========     ======               =========      ======


The Corporation's loan portfolio decreased by $8,880,000, or 5%, from $172,089,000 at December 31, 2002 to $163,209,000 at March 31, 2003. Decreases
in the portfolio came from many areas with consumer loans registering the largest decrease. Consumer loans decreased by $3,904,000 or 11% from $36,944,000 at December 31, 2002 to $33,040,000 at March 31, 2003. Commercial loans decreased by $739,000 or 1% from $56,702,000 at December 31, 2002 to $55,963,000 at March 31, 2003. Residential real estate loans remained relatively unchanged while residential construction loans decreased $3,843,000 from $16,437,000 at December 31, 2002 to $12,594,000 at March 31, 2003. Modified loan underwriting standards and practices have reduced the outstanding amount in the overall loan portfolio. Management expects the overall loan portfolio to decrease further in 2003 for the same reason.

Off Balance Sheet Items
The following is a summary of outstanding commitments by the Corporation to grant loans, unfunded commitments under lines of credit and commercial and standby letters of credit at March 31, 2003 and December 31, 2002 (000's omitted):

                                            March 31,   December 31,
                                               2003         2002
                                            ---------   ------------
Commitments to grant loans                   $11,993       $13,761
Unfunded commitments under lines of credit    10,552         9,785
Commercial and standby letters of credit          20           310
                                             -------       -------
                                             $22,565       $23,856
                                             =======       =======

Outstanding commitments to grant loans, lines of credit and standby letters of credit decreased 0.5% to $22,565,000 at March 31, 2003 from $23,856,000 at
December 31, 2002. The overall decrease is due to a decrease in mortgage construction commitments of 30% or $1,208,000 from $3,987,000 at December 31, 2002 to $2,779,000 at March 31, 2003. Unfunded construction commitments other than mortgages decreased $387,000 from $897,000 at December 31, 2002 to $510,000 at March 31, 2003. Unfunded lines of credit increased 8% or $767,000 from $9,785,000 at December 31, 2002 to $10,552,000 at March 31, 2003. Unfunded
commitments under commercial lines of credit increased by $1,085,000 or 16% to $7,994,000 at March 31, 2003 from $6,909,000 at December 31, 2002. Normal lending activity accounted for the increase. Management does not expect all commitments will result in funded loans.

Classified Assets

The Corporation assigns risk ratings to loans based on the overall credit worthiness of the borrowers and loans. Loans rated "Substandard," "Doubtful" and "Loss" are considered classified.

The Bank's Loan Policy defines classifications as follows:

Credits classified "Substandard" possess defined weaknesses making repayment from the primary repayment source difficult or unlikely. The borrower's ability to repay or the collateral value, if any, is inadequate to insure orderly repayment. Credits classified as Substandard will have as their main characteristic the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of the substandard assets, does not have to exist in individual assets classified Substandard. Characteristics of credits rated Substandard include:
         - Primary repayment source is inadequate or the collateral cannot be readily liquidated and/or collateral margin is negative or cannot be determined.
         -        History of delinquency (over 30 days past due).

Credits classified "Doubtful" will contain the weaknesses inherent in a substandard classification with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current information and conditions, questionable and improbable. Characteristics of credits classified Doubtful include:
         -        Primary and secondary repayment sources are inadequate.
         - High probability of some loss, the amount of which cannot be determined.

Credits classified "Loss" are considered uncollectible and of such little value that their continuance as active assets of the Bank is not warranted. A Loss classification does not mean that some recovery can not be expected but rather that it is not practical or desirable to defer writing off all, or sometimes a portion of a devalued asset, even though some recovery may be realized in the future. Credits or portions of credits classified as "Loss" will be charged-off against the Allowance for Loan Losses. Characteristics of credits classified as "Loss" include:
         - There exists no identifiable repayment source which is adequate to liquidate the debt.
         -        Borrower has filed for bankruptcy.
         -        The bank has foreclosed/repossessed the collateral.

The following is a summary of classified loans as of March 31, 2003 and December 31, 2002 (000's omitted):


                                         March 31, 2003   December 31, 2002
                                         --------------   -----------------
Loan Category:
  Commercial                                  $5,140           $7,151
  Residential real estate mortgages            3,206              219
  Consumer                                       321                -
                                              ------           ------
  Total classified assets                     $8,667           $7,370
                                              ======           ======

Classified assets increased 18% in the first quarter of 2003. The overall amount increased to $8,667,000 at March 31, 2003 from $7,370,000 at December 31,
2002. As of March 31, 2003 loans rated Substandard comprised 60% of total classified loans, or $5,223,000, while loans rated Doubtful comprised 40% of total classified loans, or $3,444,000. As of December 31, 2002 loans rated Substandard comprised 76% of total classified loans, or $5,621,000, while loans rated Doubtful comprised 24% of classified loans, or $1,749,000. There were no loans classified as Loss at March 31, 2003 and December 31, 2002 that had not already been charged-off from the Corporation's books.

The increase in classified loans is due to deteriorating credit quality caused by the considerable weaknesses noted in the "Material Conditions Affecting the Corporation and its Performance" section. Bank management continues to implement steps to fully identify high risk loans within the loan portfolio and correct the noted weaknesses. Loan policies and procedures were modified to ensure a more proactive process to identify problem loans. The internal loan review program implemented during the first quarter of 2003 is an additional process by which higher risk loans are identified. Management anticipates its expanded and enhanced loan risk identification system will result in more efficient recognition of problem loans. Consequently, the Corporation anticipates classified loans will continue to increase throughout 2003.

At March 31, 2003, non-performing loans, which include nonaccrual loans and loans 90 or more days past due and still accruing interest, totaled $4,891,000. Total nonaccrual loans of $3,415,000 were comprised of 27 loans while loans 90 or more days past due of $1,476,000 were comprised of 29 loans. At December 31, 2002, nonperforming loans totaled $2,267,000, of which $2,139,000 represented nonaccrual loans and $128,000 represented loans 90 or more days past due and still accruing interest. The Corporation generally places loans on non-accrual status when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The Corporation also places loans on non-accrual status when it deems the collection of such interest unlikely. Loans are returned to a full accrual status when the loan is brought current according to all terms of the loan agreement, all past due principal and interest is paid and the Corporation deems its collateral position adequate to warrant a return to accrual status.

The increase in non-performing loans was due to deteriorating credit quality, more effective problem loan identification and a tightening of credit management practices. Uncertain local economic conditions also contributed to the weakness in credit quality. Because of the continuing efforts to identify and analyze the overall amount of credit risk in the Corporation's loan portfolio, the Corporation expects the level of non-performing loans to remain at current levels or increase throughout the remainder of 2003. Nonperforming loans may also be included in the classified loan totals disclosed above.

The Corporation had troubled debt restructurings of $2,202,000 as of March 31, 2003 and no restructurings at December 31, 2002. These loans are also classified and are included in the classified loan totals discussed above. Troubled debt restructuring refers to the granting of a concession to a borrower, such as reducing the interest rate, the principal balance outstanding and/or accrued interest, or by extending the maturity of the loan, that would lower the present value of expected future cash flows to less than the book value of the original loan.

To account for the increased risk of loss associated with classified loans, loan loss provisions were increased substantially compared to previous years. Please refer to the "Results of Operations - Provisions for Loan Losses" section of this "Management's Discussion and Analysis or Plan of Operation" for additional information.

The following highlights the allocations of allowances for loan losses as of March 31, 2003 and December 31, 2002 (000s omitted):


                                           Allowance   Percent of                  Percent of Allowance
                                           for Loan      Total           Loans      for Loan Losses to
MARCH 31, 2003                              Losses     Allowance      Outstanding   Loans Outstanding
                                           ---------   ----------     -----------  --------------------
Domestic:
   Commercial loans                        $  2,155       43.6%       $    55,963          3.85%
   Residential real estate mortgages          1,387       28.0%            61,612          2.25%
   Residential construction mortgages           112        2.3%            12,594          0.89%
   Consumer loans                             1,092       22.1%            33,040          3.31%
Foreign                                           -        n/a                  -            n/a
Unallocated                                     200        4.0%                 -            n/a
                                           --------     -------       -----------
   Total                                   $  4,946      100.0%       $   163,209
                                           ========     =======       ===========


                                           Allowance   Percent of                  Percent of Allowance
                                           for Loan      Total           Loans      for Loan Losses to
DECEMBER 31, 2002                           Losses     Allowance      Outstanding   Loans Outstanding
                                           ---------   ----------     -----------  --------------------

Domestic:
   Commercial loans                        $  2,594        57.4%        $   56,702           4.57%
   Residential real estate mortgages            382         8.5%            62,006           0.62%
   Residential construction mortgages           165         3.7%            16,437           1.00%
   Consumer loans                             1,171        26.0%            36,944           3.17%
Foreign                                           -          - %                 -             n/a
Unallocated                                     200         4.4%                 -             n/a
                                           --------      -------       -----------
   Total                                   $  4,512       100.0%        $  172,089
                                           ========      =======       ===========


The allowance for loan losses as a percentage of total loans was 3.03% at March 31, 2003, compared to 2.62% at December 31, 2002. The unallocated portion of the allowance for loan losses as a percentage of the entire allowance for loan losses moderately declined to 4.04% at March 31, 2003 compared to 4.43% at December 31, 2002. The decline in the unallocated portion of the allowance for loan losses as a percentage of the allowance is due to overall growth in the nominal amount of the allowance and more detailed and specific identification and analysis of various segments of the loan portfolio.

The amount of provisions for loan losses recognized by the Corporation is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of the allowance is dependent upon the total amount of classified loans, past due and non-performing loans, historical charge-off experience, general economic conditions and management's assessment of potential losses based upon internal credit evaluation of the loan portfolio and particular loans. In determining the provision for loan losses, management first determines the estimated allowance for loan losses required for any specifically identified problem loans graded watch, substandard or doubtful. To this, management estimates potential charge-offs based on analysis of historical experience and historical experience of the Bank's peer group of similarly sized institutions. Management then may add, at its discretion, a factor to the historical charge-off ratios to adjust for current economic conditions, additional perceived credit risk in the portfolio, an evaluation of current and past loan underwriting practices or other information that management considers relevant. The unallocated portion of the allowance for loan losses involves the exercise of judgment by management and reflects various considerations, including management's view that the allowance for loan losses should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

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

The activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002 is presented in the following table (000s omitted):


                                      Three Months Ended March 31
                                      ---------------------------
                                         2003             2002
                                        ------           ------
Balance - beginning of period           $4,512           $1,228

Loans charged-off:
  Commercial loans                          10                -
  Real estate mortgage loans                91                -
  Consumer loans                           292              150
                                        ------           ------
    Total charge-offs                      393              150

Recoveries:
  Commercial loans                          10                4
  Real estate mortgage loans                36                -
  Consumer loans                            72               36
                                        ------           ------
    Total recoveries                       118               40

Provision for loan losses                  709              180
                                        ------           ------
Balance - March 31                      $4,946           $1,298
                                        ======           ======


The Corporation has experienced higher charge-off activity in the first quarter of 2003 compared to the same period in 2002. The weaknesses noted in the "Material Conditions Affecting the Corporation and its Performance" are a direct cause of the higher level of loan charge-off activity. The Corporation expects loan charge-off activity to remain elevated throughout 2003.

MATERIAL CONDITIONS AFFECTING THE CORPORATION AND ITS PERFORMANCE

The Corporation's December 31, 2002 Form 10-KSB disclosed material adverse conditions affecting the financial performance of the Corporation. Substantial increases in classified loans, loan charge-off activity, loan loss provisions and decreases in earnings were caused by the following:

- Deficient loan underwriting practices and failure to follow existing procedures were identified, including lack of adherence to loan policies and procedures, insufficient credit analysis, poor judgment, inappropriate exceptions to policies and procedures, inappropriate loan structures, liberal repayment terms, improper forbearance of interest and principal payments, lack of proper approval of a significant amount of loans, lack of or insufficient supporting documentation, inadequate or inaccurate collateral evaluation, insufficient collateral, unperfected liens on collateral, disregard of disbursement standards and procedures on construction loans and other weaknesses.

As of March 31, 2003 the Bank had instituted corrective action on a significant amount of the above noted weaknesses. These corrective actions include:

- Substantial loan policy modifications to strengthen loan underwriting standards.
- Hiring a new senior lending officer. Ernest E. Paulick began work at the Bank in April 2003.
-        Continuing analysis by independent internal loan review personnel.
-        Establishing an independent internal audit process.

Bank management continues to develop new policies, procedures and processes involving:

- Administrative review processes to ensure compliance with updated loan underwriting standards.
- Data collection procedures and capabilities to allow for more efficient and timely identification of exceptions to policies and procedures.
-        Processes to monitor adherence to policies and procedures.
- Analysis of administrative requirements and the appropriate level of personnel required to maintain proper internal controls.

Overall, while Bank management has made progress in addressing the material weaknesses previously noted, the conditions that resulted from these material weaknesses still pose considerable risk to the Corporation. Substantial credit risk remains in the loan portfolio. The Corporation expects to incur significant loan charge-offs in 2003. Additionally, the Corporation expects classified loans to remain at present levels with a high likelihood that the overall levels will increase throughout 2003. Continued elevated loan charge-offs and high levels of classified assets also pose substantial risks to and may adversely affect the allowance for loan losses, earnings, capital and liquidity of the Corporation.

The Corporation disclosed in its December 31, 2002 Form 10-KSB that the Bank's principal federal regulator, the Comptroller of the Currency ("OCC"), had recently concluded a examination of the Bank, had not yet issued its report of examination and that it expected to enter into a Formal Agreement with the OCC in response to the various issues and concerns noted by the OCC. The OCC has discussed its overall examination conclusions with the Bank, but has not yet issued its report of examination. Management still expects the OCC to initiate a formal supervisory action to address the issues and concerns noted during its examination of the Bank.

DEPOSITS
Total deposits increased $6,809,000, or 4%, from $162,230,000 at December 31, 2002 to $169,039,000 at March 31, 2003. Deposits increased as the Corporation continued proactive measures to increase the core deposit base. Brokered certificates of deposit, totaling $21,805,000 at March 31, 2003, comprised 13% of total deposits as compared to $22,930,000 at December 31, 2002 and 14% of total deposits. Brokered certificates of deposit are acquired through an intermediary and typically require the Corporation to pay a fee. Management utilizes these types of deposits because overall prices are similar to other types of deposits and require less administrative burden. Noninterest-bearing deposits increased from $16,484,000 at December 31, 2002 to $22,504,000 at March 31, 2003. The increase is due primarily to seasonal property tax collection activities of local municipalities. On average, noninterest-bearing deposits totaled $16,533,000 in 2002 while they have averaged $16,402,000 for the first three months of 2003. The various municipalities may withdraw funds in response to the increased perceived risk of the Bank.

BORROWED FUNDS
In addition to deposits, the Corporation also utilizes the Federal Home Loan Bank of Indianapolis (FHLBI) as a primary funding source. The Corporation considers the FHLBI a stable source of funding at competitive rates. FHLBI advances decreased by $1,310,000 or 4% from $34,906,000 at December 31, 2002 to $33,596,000 at March 31, 2003. Overall, the
need for borrowings from the FHLBI declined due to the contraction of the loan portfolio in the first quarter of 2003 and the increase in total deposits.

OTHER LIABILITIES
In 2002 Gaylord Partners, Limited Partnership (the "Partnership"), a special-purpose subsidiary of North Bancorp, Inc., privately placed $5,000,000 of preferred securities which are reflected on the consolidated balance sheet as Guaranteed Preferred Beneficial Interests in the Corporation's Junior Subordinated Debentures (the "preferred securities"). The preferred securities were sold in two series. Series A totaled $1,150,000 and carries a variable interest rate equal to one month LIBOR plus 3.60 percent. Series B totaled $3,850,000 and carries a variable interest rate equal to the prime rate, as reported on certain dates in the Wall Street Journal, Midwest Edition, plus 1.0 percent. For both Series A and Series B, the interest rates are not to exceed 12 percent annually. Distributions on the preferred securities are paid quarterly on March 31, June 30, September 30, and December 31. The preferred securities mature in 2032 and are redeemable at par at any time on or after May 31, 2007, at the Corporation's option. The Partnership used the proceeds from the sale of the preferred securities to purchase junior subordinated deferrable interest debentures issued by the Corporation. The Corporation used the proceeds from the junior subordinated debentures for the retirement of debt and for a capital contribution to the Bank to support future growth. Subject to certain limitations, these securities qualify as Tier I capital for the Corporation. Despite the material concerns noted in the section entitled "Material Conditions Affecting the Corporation and its Performance," the Corporation has the intent and ability to maintain the scheduled quarterly distributions on the preferred securities.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the quarter ended March 31, 2003 totaled $1,726,000 and represented a decrease of $38,000, or 2%, compared to the same period one year ago. The decrease in net interest income was primarily attributable to the decrease in the rate loans are earning, and the recognition of classified and non-performing loans, including an increased level of non-accrual loans, as discussed in the "Loans and Allowance for Loan Losses" section. Interest expense decreased $163,000 to $1,770,000 in the three months ended March 31, 2003 from $1,933,000 for the same period in 2002. The decreases are attributable to decreased rates paid on interest-bearing deposits and repayment of borrowed funds.

NET INTEREST MARGIN
Following are the net interest margin calculations for the three months ended March 31, 2003 and 2002 (000s omitted):


                                                                 Three Months Ended March 31
                                            ---------------------------------------------------------------------
                                                          2003                                 2002
                                            -------------------------------      --------------------------------
                                              Average               Average       Average                 Average
                                              Balance   Interest      Rate        Balance     Interest      Rate
Federal funds sold                          $   12,970   $    25      0.78%      $   3,445     $    13      1.53%
Int bearing cash and due from banks              2,416        16      2.69%              -           -         -
Investment securities - taxable                 20,008       217      4.40%         16,872         199      4.78%
Investment securities - tax-exempt               6,051        82      5.48%          4,160          59      5.76%
Loans, net of unearned income                  167,309     3,185      7.72%        161,752       3,447      8.64%
                                            -------------------------------      --------------------------------
Total earning assets                        $  208,754   $ 3,525      6.85%      $ 186,229     $ 3,718      8.10%
                                            ===============================      ================================
Interest bearing deposits                   $  141,095   $ 1,315      3.78%      $ 127,113     $ 1,382      4.41%
Borrowed funds                                  34,213       389      4.61%         37,420         551      5.97%
Subordinated debentures                          5,000        66      5.35%              -           -         -
                                            -------------------------------      --------------------------------
Total interest bearing liabilities          $  180,308   $ 1,770      3.98%      $ 164,533     $ 1,933      4.76%
                                            ===============================      ================================
Net interest income (FTE)                                $ 1,755                               $ 1,785
FTE adjustment                                                29                                    21

Net interest spread                                                   2.87%                                 3.33%
Net interest margin (as a percentage
  of earning assets) (FTE)                                            3.47%                                 3.93%




The Corporation's net interest margin decreased to 3.47% for the three months ended March 31, 2003 from 3.93% for the same period in 2002. Interest rates in the first three months of 2003 have remained at lower levels than compared to recent years. Many loan customers took advantage of the lower rate environment to reduce their borrowing costs by refinancing their loans before scheduled maturity. The net interest margin table above shows that for the three months ended March 31, 2003 the Corporation's loan portfolio generated an average yield of 7.72%, compared to 8.64% for the same period a year ago.

Interest expense was lower for the three months ended March 31, 2003 compared to the same period in 2002, as the Corporation took advantage of the low rate environment to reduce its cost of funds. The average cost of funds for interest bearing deposits for the three months ended March 31, 2003 was 3.78% compared to 4.41% for the same period in 2002. The Corporation's subordinated debentures are slightly above current funding rates, which contributes negatively to the overall cost of funds. The average cost of funds for borrowings declined to 4.61% for the three months ended March 31, 2003 from 5.97% for the same period in 2002. While the average cost of interest-bearing deposits have declined, the decrease was at a slower pace because depositors do not typically cash out of certificates of deposit early, especially if market rates are below previously obtained higher-rate instruments.

PROVISION FOR LOAN LOSSES
The provision for loan losses charged to operations was $709,000 for the quarter ended March 31, 2003 as compared to $180,000 for the quarter ended March 31, 2002. The Corporation experienced a higher amount of charge-off activity, as discussed in the "Loans and Allowance for Loan Losses" section. Net loan charge-offs for the quarter ended March 31, 2003 totaled $275,000 as compared to $110,000 for the quarter ended March 31, 2002. Additionally, higher loan loss provisions were necessary to account for the increased level of classified loans, as discussed in the "Loans and Allowance for Loan Losses" section. The Corporation anticipates substantial additional loan loss provisions through the end of 2003. The Corporation expects loan charge-off activity to remain at levels similar to 2002. It is also likely that additional loan loss provisions will be necessary to account for the risk associated with increasing levels of classified assets for the remainder of 2003. Please refer to the "Loans and Allowance for Loan Losses" section for additional discussion.

NONINTEREST INCOME
Noninterest income increased by $311,000 to $693,000 for the quarter ended March 31, 2003 as compared to $382,000 for the quarter ended March 31, 2002. The increase in noninterest income was primarily due to increased activity on the mortgage loans originated for sale. The gain on the sale of such loans was $147,000 for the three months ended March 31, 2003 as compared to $46,000 for the three months ended March 31, 2002. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $263,000 for the quarter ended March 31, 2003 as compared to $116,000 for the quarter ended March 31, 2002.

The Corporation generally sells 15- to 30-year, fixed rate, residential real estate loans it originates and receives a gain on the sale of such loans. The Corporation may, from time to time, retain longer term fixed rate loans in its portfolio. Since the loans are sold with servicing retained, the Corporation records the servicing asset at the time the loans are sold. The Corporation expects mortgage refinancing volume to decline as the amount of borrowers who would benefit from a mortgage refinance declines.

NONINTEREST EXPENSE
Noninterest expense increased by $360,000 to $1,692,000 for the quarter ended March 31, 2003 as compared to $1,332,000 for the quarter ended March 31, 2002. The increase was attributed to an increase of $130,000, or 20%, in personnel costs as full time equivalent employees increased from fifty-nine at March 31, 2002 to sixty-six at March 31, 2003. Management determined that additional staffing was necessary to support the Corporation's growth and implement additional administrative processes to manage credit risk. Equipment and data processing expense increased $24,000 to $146,000 for the quarter ended March 31, 2003. This increase was primarily due to additional software licensing fees, maintenance agreements and depreciation expense associated with technological upgrades to manage continued growth. Professional fees increased during the first quarter of 2003 by $14,000 to $103,000 primarily related to additional services provided for various accounting, loan review and internal audit-related activities. Included in other expense, amortization of mortgage servicing rights increased from $40,000 for the three months ended March 31, 2002 to $127,000 for the three months ended March 31, 2003, as residential mortgage loan customers took increasing advantage of the low rate environment to refinance their loans. The remaining increases in other expense are also related to the growth of the Corporation during the past year.

While Management attempts to identify cost-saving measures, the Corporation is likely to incur additional expenses related to loan collection activities.

FEDERAL INCOME TAX EXPENSE
The Corporation had a federal income tax benefit of $12,000 for the quarter ended March 31, 2003 as compared to an expense of $207,000 for the quarter ended March 31, 2002. The difference between the statutory rate and the effective tax rate is due to tax-exempt income and non-deductible expenses.

NET INCOME
Net income totaled $30,000 for the quarter ended March 31, 2003 as compared to $427,000 for the quarter ended March 31, 2002. Basic earnings per share totaled $0.06 for the quarter ended March 31, 2003 as compared to $0.81 for the quarter ended March 31, 2002. The decline in net income was due to a $709,000 loan loss provision in the three months ended March 31, 2003. Please refer to the "Provision for Loan Losses" section for additional information on the provision for loan losses.

ANTICIPATED PERFORMANCE IN 2003
In its December 31, 2002 Form 10-KSB the Corporation indicated that it expected earnings per share for 2003 to be in a range of $.80 to $1.20. As previously indicated within the section entitled "Loans and Allowance for Loan Losses," the Corporation noted an 18% increase in classified loans. The increase in classified loans necessitated loan loss provisions beyond the Corporation's original expectations. Management expects additional increases in classified loans throughout the remainder of 2003, which will likely require the Bank to incur additional loan loss provisions, which would have a negative impact on any potential earnings. Consequently, Management does not expect to achieve its original estimates for earnings per share.

LIQUIDITY

The Corporation must maintain an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for the payment of operating expenses. Maintaining adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale," and maturing loans. Federal funds purchased and advances from the Federal Home Loan Bank system represent the Corporation's primary source of immediate liquidity and are maintained at a level to meet immediate needs. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution. Please refer to the "Material Conditions Affecting the Corporation and its Performance" for discussion of additional risks to liquidity associated with heightened credit risk in the Corporation's loan portfolio.

At March 31, 2003, the Corporation held cash and cash equivalents of $23,082,000 and $22,172,000 of the Corporation's investment securities were classified as available for sale. However, $10,343,000 of available-for-sale investment securities are pledged as collateral to the FHLBI and not available for liquidity needs. The amortized cost of the available for sale securities was less than the fair value at quarter-end, primarily as the result of decreasing interest rates, which resulted in an unrealized gain within the investment portfolio. Management does not believe the sale of any of the Corporation's securities would materially affect the overall financial condition of the Corporation. Management believes it has sufficient liquidity and sources of liquidity to meet its obligations.

The Corporation had net increases (decreases) in cash and cash equivalents of $14,790,000 and ($3,798,000) for the three months ended March 31, 2003 and 2002, respectively. Net income was $30,000 and $427,000 for three months ended March 31, 2003 and 2002, respectively. After adjustments for noncash items - which consist primarily of the provision for loan losses, deferred federal income taxes, depreciation and amortization - and changes in other assets and other liabilities, the net cash provided by operating activities totaled $970,000 and $370,000 for the three months ended March 31, 2003 and 2002, respectively.

The Corporation's investing activities relate to interest bearing deposits in banks, available for sale and held to maturity investment securities, loans, and premises and equipment. The net cash provided by (used in) investing activities totaled $8,321,000 and ($13,818,000) for the three months ended March 31, 2003 and 2002, respectively. The $22,853,000 increase between periods is directly related to the decrease in net loans of $7,891,000 for 2003 as compared to the increase in net loans of $8,590,000 that was recognized in the first three months of 2002. The Corporation also invested in available for sale securities the first three months of 2002 for $5,466,000, as compared to $1,317,000 for the first three months of 2003.

Net cash provided by financing activities totaled $5,499,000 and $9,650,000 for the three months ended March 31, 2003 and 2002, respectively. Financing sources for the Corporation are primarily deposits and borrowings. The cash provided by financing activities decreased from 2002 to 2003. The net increase in deposits was $6,809,000 for 2003 as compared to $8,152,000 for 2002. The net decrease in borrowings totaled $1,310,000 for 2003 as compared to a net increase of $1,250,000 for 2002.

The Corporation has contractual payments due on time deposits and Federal Home Loan Bank advances of $40,455,000 and $9,761,000, respectively, in 2003. The Corporation anticipates that a significant portion of the maturing time deposits will be renewed and retained. Depending on the economic and competitive conditions at the time of maturity, the rates paid on renewed time deposits may differ from the rates currently paid. The Corporation may also purchase additional brokered deposits if the terms available are favorable as compared to the deposits in the local market area. Federal Home Loan Bank advances can be renewed, and additional advances may be obtained, at prevailing market rates. At March 31, 2003, the Corporation had the ability to borrow an additional $7,215,000 from the Federal Home Loan Bank based on the current levels of collateral pledged. The availability to borrow from the Federal Home Loan Bank varies depending on the amount collateral available for pledging. As mentioned above, Bank management anticipates that the overall loan portfolio will decrease in 2003, which could also decrease the amount collateral available to pledge to the Federal Home Loan Bank.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. To be categorized as well capitalized, minimum capital ratios must be maintained as shown in the following table (000s omitted). Actual results are also shown as of March 31, 2003 and December 31, 2002.

                                                                                                       Minimum Required to be
                                                                             Minimum Required for      Well Capitalized Under
                                                                              Capital Adequacy        Prompt Corrective Action
                                                        Actual                    Purposes                   Provisions
                                                ----------------------      ---------------------     ------------------------
AS OF MARCH 31, 2003:
   Total Capital
      (to Risk Weighted Assets)
      Consolidated                              $     15,922   10.89%       $  11,695       8.00%             n/a        n/a
      First National Bank of Gaylord                  15,652   10.72           11,678       8.00        $  14,597     10.00%
   Tier I Capital
      (to Risk Weighted Assets)
      Consolidated                              $     12,099    8.28%       $   5,848       4.00%             n/a        n/a
      First National Bank of Gaylord                  13,787    9.45            5,839       4.00        $   8,758      6.00%
   Tier I Capital
      (to Average Assets)
      Consolidated                              $     12,099    5.58%       $   8,668       4.00%             n/a        n/a
      First National Bank of Gaylord                  13,787    6.42            8,595       4.00        $  10,744      5.00%

AS OF DECEMBER 31, 2002:
   Total Capital
      (to Risk Weighted Assets)
      Consolidated                              $     15,968   10.53%       $  12,135       8.00%             n/a        n/a
      First National Bank of Gaylord                  15,675   10.35           12,115       8.00        $  15,144     10.00%
   Tier I Capital
      (to Risk Weighted Assets)
      Consolidated                              $     12,073    7.96%       $   6,068       4.00%             n/a        n/a
      First National Bank of Gaylord                  13,750    9.08            6,057       4.00        $   9,086      6.00%
   Tier I Capital
      (to Average Assets)
      Consolidated                              $     12,073    5.80%       $   8,325       4.00%             n/a        n/a
      First National Bank of Gaylord                  13,750    6.61            8,319       4.00        $  10,398      5.00%


While the Corporation and the Bank maintain adequate capital to retain the "well-capitalized" designation, significant risks to the Corporation's capital remain. The increased credit risk discussed in the "Loans and Allowance for Loan Losses," "Provision for Loan Losses" and "Material Conditions Affecting the Corporation and its Performance" sections represent increased demands on the Corporation's capital. It is possible that loan charge-offs and/or increasing classified assets will require additional loan loss provisions of a sufficient amount to cause the Corporation and/or the Bank to fall below the levels considered "well-capitalized" by the regulatory authorities. The regulatory authorities may also require the Corporation and/or Bank to maintain higher risk-based capital ratios than the standard ratios that qualify for the Well-Capitalized designation. If the Corporation and/or Bank are required to maintain higher risk-based capital ratios, Management may initiate steps to change the Bank's asset/liability mix to reduce its risk exposure.

The Corporation in the recent past has issued additional equity and preferred securities. The Corporation will consider the additional issuance of such securities in 2003 if necessary and prudent. However, the successful issuance of such securities is uncertain given the recent financial performance of the Corporation and the various risks associated with the loan portfolio noted elsewhere in this Form 10-QSB.

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

         b. Changes in internal controls. Subsequent to the date of the evaluation of the Corporation's disclosure controls and procedures by the chief executive and chief financial officers of the Corporation, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses. However, the Corporation has made and continues to make various substantial changes to internal controls with regard to loan administration and loan underwriting subsequent to the date of the evaluation of disclosure controls by the chief executive and chief financial officers. Please refer to "Material Conditions Affecting the Corporation and Its Performance" for additional information regarding loan underwriting, loan administration and internal control deficiencies and corrective actions.

PART II--OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On May 9, 2003 the Corporation and the Bank announced the retirement of President and Chief Executive Officer John R. Kluck. The Board of Directors of the Corporation and Bank also announced the appointment of William A. Kirsten, Senior Vice President and Chief Financial Officer as President and Chief Executive Officer of the Corporation and Bank. Mr. Kirsten will also remain Chief Financial Officer for the present time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Press release dated May 14, 2003 regarding the retirement of John R. Kluck.

(b)      Reports on Form 8-K

A Current Report on Form 8-K was filed on March 10, 2003. In this Report the Corporation disclosed that former Senior Vice President of the Bank Steven D. Riozzi had returned from medical leave on January 6, 2003. The Corporation also disclosed that on January 21, 2003 the Bank terminated Mr. Riozzi's employment. Mr. Riozzi's status as an officer of the Corporation was also terminated on that date. Additionally, the Corporation disclosed that John R. Kluck, President and Chief Executive Officer of the Corporation and the Bank had returned from a medical leave on January 6, 2003 and resumed his normal duties. This Report also disclosed that the Corporation would release its 2002 financial results the week of March 24, 2003.

A Current Report on Form 8-K was filed on March 28, 2003, with an accompanying press release, disclosing the Corporation's financial performance for 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     NORTH BANCORP, INC.



                                      By: /s/ William A. Kirsten
                                          -------------------------
                                          William A. Kirsten
                                          President, Chief Executive Officer and
                                          Chief Financial Officer



DATED: May 14, 2003

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


4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


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


Date: May 14, 2003





                                        /s/ William A. Kirsten
                                        --------------------------------

                                        By: William A. Kirsten

                                        President, Chief Executive Officer and
                                        Chief Financial Officer

                                  EXHIBIT INDEX


Number            Exhibit

99.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

99.2 Press release dated May 14, 2003 regarding the retirement of John R. Kluck.