Form 10QSB
period 2003-06-30
NORTH BANCORP INC
filed 2003-08-14
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       or
[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
               For the transition period from ________ to ________

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 12, 2003 there were 525,896 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes: [ ]  No: [X]

NORTH BANCORP, INC.
Index


PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements:

          Condensed Consolidated Balance Sheets -- June 30,
          2003 and December 31, 2002.......................................... 1

          Condensed Consolidated Statements of Operations -- Three
          and Six Months Ended June 30, 2003 and 2002......................... 2

          Condensed Consolidated Statements of Changes in
          Stockholders' Equity -- Three and Six Months Ended
          June 30, 2003 and 2002.............................................. 3

          Condensed Consolidated Statements of Cash Flow -- Six
          Months Ended June 30, 2003 and 2002................................. 4

          Notes to Condensed Consolidated Financial Statements................ 5

Item 2 -- Management's Discussion and Analysis or Plan of Operation...... 6 - 19

Item 3 -- Controls and Procedures............................................ 20


PART II -- OTHER INFORMATION
Item 4 -- Submission of Matters to a Vote of Security Holders................ 21

Item 5 -- Other Information.................................................. 21

Item 6 -- Exhibits and Reports on Form 8-K................................... 21


Signatures................................................................... 22

Exhibit Index................................................................ 23

                          PART I--FINANCIAL INFORMATION

ITEM 1.                CONDENSED FINANCIAL STATEMENTS

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(UNAUDITED)

                                                         (000'S OMITTED, EXCEPT SHARE DATA)
                                                        JUNE 30, 2003     DECEMBER 31, 2002
                                                        -------------     -----------------
ASSETS
Cash and due from banks                                   $   5,991           $   4,888
Federal funds sold                                           21,353               3,404
                                                          ---------           ---------
   Cash and cash equivalents                                 27,344               8,292

Interest-bearing deposits in banks                            1,977               2,671

Securities available for sale                                27,116              21,905
Securities held to maturity                                   1,161               1,992
Other securities                                              2,549               2,520
                                                          ---------           ---------
   Total investments                                         30,826              26,417

Loans, gross                                                148,837             172,089
   Less: allowance for loan losses                           (7,110)             (4,512)
                                                          ---------           ---------
      Net loans                                             141,727             167,577

Bank premise and equipment, net                               2,455               2,586

Accrued interest receivable                                     940               1,275
Other assets                                                  6,019               4,044
                                                          ---------           ---------
   Total other assets                                         6,959               5,319
                                                          ---------           ---------

      Total Assets                                        $ 211,288           $ 212,862
                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits                              $  19,154           $  16,484
Interest bearing deposits                                   144,981             145,746
                                                          ---------           ---------
   Total deposits                                           164,135             162,230

Borrowed funds                                               32,596              34,906
Other liabilities                                             1,756               1,285
Guaranteed preferred beneficial interest in
   subordinated debentures                                    5,000               5,000
                                                          ---------           ---------
   Total liabilities                                        203,487             203,421

Stockholders' Equity
Common stock, $1 par value:                                     526                 526
   Authorized - 3,000,000 at June 30, 2003
      and December 31, 2002
   Issued and outstanding - 525,896 at June 30, 2003
      and December 31, 2002
Additional paid-in capital                                    6,009               6,009
Retained earnings                                               901               2,565
Accumulated other comprehensive income                          365                 341
                                                          ---------           ---------
   Total stockholders' equity                                 7,801               9,441
                                                          ---------           ---------

      Total Liabilities and Stockholders' Equity          $ 211,288           $ 212,862
                                                          =========           =========

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                                                (000S OMITTED, EXCEPT PER SHARE DATA)
                                                     THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                     --------------------------            ------------------------
                                                       2003              2002                2003             2002
                                                     --------          -------             --------         -------
INTEREST INCOME
   Interest and fees on loans                        $  2,910          $ 3,531             $  6,094         $ 6,977
   Investment securities:
      Taxable                                             220              227                  453             426
      Tax-exempt                                           51               49                  105              88
   Federal funds sold                                      55               16                   80              29
                                                     --------          -------             --------         -------
         Total interest income                          3,236            3,823                6,732           7,520

INTEREST EXPENSE
   Deposits                                             1,143            1,401                2,458           2,783
   Borrowings                                             377              553                  766           1,104
   Subordinated Debentures                                 64               25                  130              25
                                                     --------          -------             --------         -------
         Total interest expense                         1,584            1,979                3,354           3,912
                                                     --------          -------             --------         -------

Net interest income                                     1,652            1,844                3,378           3,608
Provision for loan losses                               2,640              205                3,349             385
                                                     --------          -------             --------         -------

Net interest income after provision for loan losses      (988)           1,639                   29           3,223

NONINTEREST INCOME
Service charges on deposit accounts                       126              142                  262             260
Loan servicing fees                                        46               26                   91              47
Gain on real estate mortgages originated for sale         470              132                  880             294
Gain on sale of securities available for sale              45                -                   45               -
Other income                                               74               76                  176             157
                                                     --------          -------             --------         -------
         Total noninterest income                         761              376                1,454             758

NONINTEREST EXPENSE
Salaries, wages and benefits                            1,099              711                1,874           1,356
Occupancy expense                                          81               59                  152             117
Equipment and data processing expense                     168              140                  314             262
Advertising and public relations                           18               44                   40              84
Professional fees                                         156              120                  259             209
Office supplies and postage                                69               60                  122             115
Mortgage servicing rights amortization                    200               46                  327              86
Other expense                                             514              336                  909             619
                                                     --------          -------             --------         -------
         Total noninterest expense                      2,305            1,516                3,997           2,848
                                                     --------          -------             --------         -------

INCOME (LOSS) - BEFORE INCOME TAXES                    (2,532)             499               (2,514)          1,133

FEDERAL INCOME TAX EXPENSE (BENEFIT)                     (838)             150                 (850)            357
                                                     --------          -------             --------         -------

NET INCOME (LOSS)                                    $ (1,694)         $   349             $ (1,664)        $   776
                                                     ========          =======             ========         =======

EARNINGS (LOSS) PER SHARE                            $  (3.22)         $  0.66             $  (3.16)        $  1.48
                                                     ========          =======             ========         =======

DIVIDENDS DECLARED PER SHARE                         $      -          $  0.10             $      -         $  0.20
                                                     ========          =======             ========         =======



NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                                           (000S OMITTED)
                                                     THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                                     --------------------------            -------------------------
                                                       2003              2002                2003             2002
                                                     --------          --------            --------         --------
Balance - beginning of period                        $  9,435          $ 11,100            $  9,441         $ 10,798

Net income (loss)                                      (1,694)              349              (1,664)             776
Change in net unrealized gain on securities
   available for sale, net of tax                          60               179                  24              106
                                                     --------          --------            --------         --------

      Total comprehensive income (loss)                (1,634)              528              (1,640)             882

Dividends declared                                          -               (52)                  -             (104)
                                                     --------          --------            --------         --------

Balance - June 30                                    $  7,801          $ 11,576            $  7,801         $ 11,576
                                                     ========          ========            ========         ========


NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)


                                                                              (000S OMITTED)
                                                                         SIX MONTHS ENDED JUNE 30
                                                                       -----------------------------
                                                                          2003                2002
                                                                       ---------           ---------
Cash Flows from Operating Activities
   Net income (loss)                                                   $  (1,664)          $     776
   Adjustments to reconcile net income to net
      cash from operating activities
         Depreciation                                                        133                 119
         Provision for loan losses                                         3,349                 385
         Amortization and accretion of securities - Net                      111                 100
         Increase in accrued interest receivable
            and other assets                                                (582)             (1,030)
         Increase in other liabilities                                       458                 347
                                                                       ---------           ---------

            Net cash provided by operating activities                      1,805                 697

Cash Flows from Investing Activities
   Net decrease in interest-bearing deposits in banks                        694                   -
   Purchases of securities available for sale                            (11,867)             (8,395)
   Proceeds from sales of securities available for sale                    1,726                   -
   Proceeds from maturities of securities available for sale               4,857               1,509
   Proceeds from maturities of securities held to maturity                   830                 400
   Purchases of other securities                                               -                (186)
   Stock dividend of other securities                                        (29)                  -
   Net (increase) decrease in loans                                       21,443             (13,539)
   Purchases of bank premise and equipment                                   (47)               (290)
   Proceeds from sale of bank premise and equipment                            4                   -
   Disposal of bank premise and equipment                                     41                   -
                                                                       ---------           ---------

            Net cash provided by (used in) investing activities           17,652             (20,501)

Cash Flows from Financing Activities
   Net increase in deposits                                                1,905              20,745
   Net decrease in short-term borrowings                                       -              (2,139)
   Proceeds from long-term borrowings                                      5,425               6,700
   Repayment of long-term borrowings                                      (7,735)             (6,520)
   Proceeds from issuance of subordinated debentures                           -               5,000
   Dividends paid to stockholders                                              -                (104)
                                                                       ---------           ---------

            Net cash provided by (used in) financing activities             (405)             23,682
                                                                       ---------           ---------

Net increase in cash and cash equivalents                                 19,052               3,878

Cash and cash equivalents - January 1                                      8,292               7,232
                                                                       ---------           ---------

Cash and cash equivalents - June 30                                    $  27,344           $  11,110
                                                                       =========           =========

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period for interest                            $   3,414           $   3,878
                                                                       =========           =========

   Cash paid (refunded) for income taxes                               $    (937)          $     394
                                                                       =========           =========

   Loans transferred to other real estate                              $   1,058           $     195
                                                                       =========           =========


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

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year period.


EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 525,896 and 525,295 for the three and six month periods ended June 30, 2003 and 2002, respectively.

The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following "Management's Discussion and Analysis or Plan of Operation" provides additional information to assess the condensed consolidated financial statements of the Corporation through the second quarter of 2003. The discussion should be read in conjunction with those statements.

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

BANK REGULATORY DEVELOPMENTS

On July 10, 2003 the Bank's Board of Directors entered into a supervisory Agreement ("Agreement") with the Bank's primary federal regulator, the Office of the Comptroller of the Currency ("OCC"). The Agreement contains substantive requirements and restrictions regarding the Bank's overall capitalization and its ability to issue cash dividends to the Corporation. The Agreement also contains significant requirements to improve credit administration, management of criticized and classified assets, evaluation of Bank management, internal audit activities, management information systems, strategic planning, asset/liability management, interest rate risk management and adherence to laws and regulations. The Agreement also prohibits average loans during any calendar quarter from growing by more than 1.50% compared to the previous quarterly average. This restriction takes effect from September 30, 2003 through December 31, 2004. The Bank's Board of Directors and management are undertaking all efforts to fully comply with the requirements of the Agreement.

The Agreement requires the Bank to achieve by December 31, 2003 a risk-based capital to risk-weighted assets ratio of 10.00% and a risk-based capital to adjusted total assets ratio of 7.50%. As of June 30, 2003 the Bank did not comply with this requirement. Although Bank management is initiating actions to comply with this requirement, there is a considerable likelihood that it will not comply by December 31, 2003. The OCC may, at its sole discretion, entertain a request to extend the December 31, 2003 compliance date, but there is no guarantee that it will entertain such a request, or if it does entertain such a request that it will grant an extension. Please refer to the section entitled "Capital Resources," within "Management's Discussion and Analysis or Plan of Operation" for additional information on the Corporation's and the Bank's capital ratios.

As previously noted, the Agreement restricts the Bank's ability to issue cash dividends to the Corporation. This restriction is significant in that it adversely affects the Corporation's ability to maintain its debt service obligations with regard to the $5,000,000 in junior subordinated debentures. Please refer to the section entitled "Other Liabilities" within "Management's Discussion and Analysis or Plan of Operation" for additional information. Dividends from the Bank currently represent the only source of funds for this obligation. On a quarterly basis, the Bank plans to request from the OCC permission to issue cash dividends to the Corporation for debt service purposes and any operating expenses of the Corporation. However, there is no guarantee the Bank will receive such permission.

Please refer to Exhibit 99.3 to view the Agreement in its entirety. The discussion of the Agreement herein is subject to the complete terms of the Agreement.

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


Allowance for loan losses - Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors. The methodology employed by the Bank to assess the adequacy of the allowance for loan losses was the subject of regulatory and examiner criticism with significant recommendations for improvement. For additional information on the allowance for loan losses and the estimates employed by the Bank please refer to the section entitled "Material Conditions Affecting the Corporation and its Performance," within "Management`s Discussion and Analysis or Plan of Operation."


Loan rating system and identification of impaired loans -- The Bank has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the loan portfolio. The system considers factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, employment history and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. The Bank has an internal loan review associate, workout specialists and to a lesser extent, an external loan review service to assess risk ratings. The Bank's loan rating system and identification of impaired loans was the subject of regulatory and auditor criticism with significant recommendations for improvement. Please refer to "Material Conditions Affecting the Corporation and its Performance."

Mortgage-servicing rights ("MSR") - The Bank records the original MSR based on market data. The MSR is amortized over the shorter of five years or actual loan repayment of the underlying mortgages. Additionally, an independent third party valuation is completed quarterly to determine potential impairment of the MSR as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact of the carrying value of the mortgage servicing assets.

FINANCIAL HIGHLIGHTS

Total assets decreased by $1,574,000 or 1% from December 31, 2002 to June 30, 2003. This decrease was primarily the result of a decrease in gross loans of $23,252,000 or 14% to $148,837,000 at June 30, 2003 from $172,089,000 at
December 31, 2002. This decrease in the loan portfolio was offset by an increase in cash and cash equivalents of $19,052,000 or 230% since December 31, 2002. Borrowed funds decreased $2,310,000 or 7%. Year-to-date consolidated net loss was $1,664,000 through June 30, 2003 compared to a net income of $776,000 for the same period in 2002. Basic earnings/(loss) per share were ($3.16) for the six months ended June 30, 2003 compared to $1.48 for the six months ended June 30, 2002.

FINANCIAL CONDITION

INVESTMENTS, FED FUNDS SOLD AND INTEREST-BEARING DEPOSITS
Total investments, including securities available for sale, securities held to maturity, and other securities, were $30,826,000 at June 30, 2003, as compared to $26,417,000 at December 31, 2002. The increase of $4,409,000, or 17% is primarily the result of increased cash flow from the decrease in the loan portfolio. A 14% decrease in gross loans, from $172,089,000 at December 31, 2002 to $148,837,000 at June 30, 2003 was a primary source of funds for both investments and Federal funds sold. Federal funds sold increased 527% to $21,353,000 at June 30, 2003 from $3,404,000 at December 31, 2002, due mainly to the decline in the loan portfolio. At June 30, 2003 certificates of deposit purchased from other financial institutions totaled $1,977,000, a 26% decline from December 31, 2002. These deposits are primarily comprised of $99,000 individual certificates of deposit and provide an additional outlet for excess liquidity. Each instrument is fully insured up to $100,000 by the Federal Deposit Insurance Corporation or the National Credit Union Administration. Investment securities and Federal funds sold provide a source of liquidity as well as a means to diversify the risk inherent in the balance sheet.

During this second quarter, a shift from higher risk-weighted investment securities to lower risk-weighted investment securities resulted in a realized gain on sale of securities. The decision to move into lower risk-weighted investment securities was an overall strategy to improve risk-weighted capital ratios and decrease the overall risk in the investment portfolio.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Following is a summary of the loan mix at June 30, 2003 and December 31, 2002 (000s omitted):

                                                June 30, 2003                       December 31, 2002
                                        ----------------------------            ---------------------------
                                                          Percent of                            Percent of
                                          Amount         Total Loans             Amount         Total Loans
                                        ---------        -----------           ---------        -----------
Mortgage loans on real estate
   Residential 1-4 family               $  53,038            35.7%             $  57,709            33.5%
   Construction                             9,142             6.1%                16,437             9.6%
   Second mortgage                          1,665             1.1%                 2,339             1.4%
   Equity lines of credit                   1,784             1.2%                 1,958             1.1%
   Commercial                              38,213            25.7%                37,187            21.6%

Commercial loans                           15,019            10.1%                19,515            11.3%

Consumer installment loans
   Direct
      Automobile loans                      5,717             3.8%                 7,474             4.3%
      Recreational vehicles                 2,589             1.7%                 3,243             1.9%
      Home equity closed end                5,512             3.7%                 7,322             4.3%
      Unsecured                             1,449             1.0%                 1,594             0.9%
      Equipment loans                         994             0.7%                 1,226             0.7%
      Other                                 2,187             1.5%                 1,464             0.9%
      Mobile homes                            985             0.7%                 1,013             0.6%
   Indirect
      Automobile loans                      6,394             4.3%                 8,388             4.9%
      Recreational vehicles                 3,794             2.5%                 4,824             2.8%
   Personal lines of credit                   355             0.2%                   396             0.2%
                                        ---------           -----              ---------           -----
      Total loans                       $ 148,837           100.0%             $ 172,089           100.0%
                                        =========           =====              =========           =====


The Corporation's loan portfolio decreased by $23,252,000, or 14%, from $172,089,000 at December 31, 2002 to $148,837,000 at June 30, 2003. Decreases in
the portfolio came from many areas with residential construction loans registering the largest decrease of 44% or $7,295,000, decreasing from $16,437,000 at December 31, 2002 to $9,142,000 at June 30, 2003. Residential
real estate loans decreased by $5,519,000 or 9% from $62,006,000 at December 31, 2002 to $56,487,000 at June 30, 2003. Consumer loans decreased by $6,968,000 or 19% from $36,944,000 at December 31, 2002 to $29,976,000 at June 30, 2003.
Commercial loans decreased by $3,470,000 or 6% from $56,702,000 at December 31, 2002 to $53,232,000 at June 30, 2003. Modified loan underwriting standards and practices for all loan types have caused the volume of new loan activity to decline, contributing to the contraction of the entire loan portfolio. Management expects the overall loan portfolio to decrease further in 2003.

Off Balance Sheet Items
The following is a summary of outstanding commitments by the Corporation to grant loans, unfunded commitments under lines of credit and commercial and standby letters of credit at June 30, 2003 and December 31, 2002 (000's omitted):

                                                 June 30,       December 31,
                                                   2003             2002
                                                 --------         --------
Commitments to grant loans                       $ 10,583         $ 13,761
Unfunded commitments under lines of credit          6,348            9,785
Commercial and standby letters of credit              566              310
                                                 --------         --------
                                                 $ 17,497         $ 23,856
                                                 ========         ========


Outstanding commitments to grant loans, lines of credit and standby letters of credit decreased 27% to $17,497,000 at June 30, 2003 from $23,856,000 at
December 31, 2002. The overall decrease is due to a decrease in unfunded lines of credit of 35% or $3,437,000 from $9,785,000 at December 31, 2002 to
$6,348,000 at June 30, 2003. Mortgage construction commitments decreased $1,305,000 or 33% to $2,682,000 at June 30, 2003 from $3,987,000 at December 31,
2002. Unfunded construction commitments other than mortgages decreased $631,000 from $897,000 at December 31, 2002 to $266,000 at June 30, 2003. As with the decrease to gross loans, modified loan underwriting standards and practices have reduced the outstanding amount of commitments outstanding. Management does not expect all commitments will result in funded loans.

Classified Assets
The Bank assigns risk ratings to loans based on the overall credit worthiness of the borrowers and loans. Loans rated "Substandard," "Doubtful" and "Loss" are considered classified.

The Bank's Loan Policy defines classifications as follows:

 Credits classified "Substandard"
     Borrowers with well-defined weaknesses that could jeopardize the orderly liquidation of the debt. The borrower's ability to repay or the collateral value, if any, is inadequate to insure orderly repayment. Credits classified as Substandard will have as their main characteristic the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of the substandard assets, does not have to exist in individual assets classified substandard.

     One or more of the following characteristics may be exhibited in loans rated "substandard":

         - Loans which possess a defined credit weakness and the likelihood that the loan shall be paid from the primary source of repayment is uncertain. Financial deterioration is underway and very close attention is warranted to insure that the loan is collected without loss;

         - Loans are not adequately protected by the current net worth and/or paying capacity of the obligor;

         - The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees;

         - Loans are characterized by the distinct possibility that the Bank shall sustain some loss if deficiencies are not corrected;

         - Unusual courses of action are needed to maintain a high probability of repayment;

         - The borrower is not generating enough cash flow to repay loan principal, however, continues to make interest payments;

         - The Bank is forced into a subordinated or unsecured position due to flaws in documentation;

         - Loans have been restructured so that payment schedules, terms, and collateral represent concessions to the borrower when compared to normal loan terms;

         - The Bank is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan;

         - There is a significant deterioration in market conditions and the borrower is highly vulnerable to these conditions; and

         -    History of chronic delinquency.


 Credits classified "Doubtful":
     Borrowers rated "6" have all the weaknesses found in substandard borrowers with the added provision that the weaknesses make collection of the debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

     Credits classified "Doubtful" will appear on the Watch Loan List. A portion of the Allowance for Loan & Lease Losses will be allocated for any collateral deficiency.

     Characteristics of credits classified "6" include:

         - Serious problems exist to the point where partial loss of principal is likely;

         - The primary source of repayment is gone and there is considerable doubt as to the quality of the secondary source of repayment;

         - The possibility of loss is high, but because of certain important pending factors, which may strengthen the loan, loss classification is deferred until its exact status is known. Pending factors include proposed merger, acquisition or liquidation procedures; capital injections; perfecting liens on additional collateral; and refinancing plans; and

         - Management has demonstrated history of failing to live up to agreements, unethical or dishonest business practices, bankruptcy, and/or conviction on criminal charges.

Credits classified "Doubtful":
     Borrowers deemed incapable of repayment of the debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather is not practical or desirable to defer writing off these basically worthless assets even though partial recovery may be affected in the future. The credit, or the portion of the credit, classified "Loss" will be charged off.

     Characteristics of credits classified "Loss" includes:

              - There exists no identifiable repayment source which is adequate to liquidate the debt.
              - Borrower has filed for bankruptcy.
              - The Bank has foreclosed/repossessed the collateral.


The following is a summary of classified loans as of June 30, 2003 and December 31, 2002 (000's omitted):


                                          June 30, 2003          December 31, 2002
                                          -------------          -----------------
Loan Category:
   Commercial                               $  7,201                  $ 7,151
   Residential real estate mortgages           8,198                      219
   Consumer                                    2,625                        -
                                            --------                  -------
   Total classified assets                  $ 18,024                  $ 7,370
                                            ========                  =======


Classified assets increased 145% through the second quarter of 2003. The overall amount increased to $18,024,000 at June 30, 2003 from $7,370,000 at December 31, 2002. As of June 30, 2003 loans rated Substandard comprised 80% of total classified loans, or $14,371,000, while loans rated Doubtful comprised 20% of total classified loans, or $3,653,000. As of December 31, 2002 loans rated Substandard comprised 76% of total classified loans, or $5,621,000, while loans rated Doubtful comprised 24% of classified loans, or $1,749,000. There were no loans classified as Loss at June 30, 2003 and December 31, 2002 that had not already been charged-off from the Corporation's books.

The increase in classified loans is due mainly to the processes Bank management has put in place to identify high risk loans within the loan portfolio. There is, however, some deterioration of credit quality due to the current economic environment in which the Bank competes. Bank management will continue to implement any other steps necessary to fully identify high risk loans within the loan portfolio and correct the noted weaknesses. A new loan policy was approved by the board during June 2003. Procedures were modified to ensure a more proactive process to identify problem loans. The internal loan review program was implemented during the first quarter of 2003. During the second quarter of 2003, workout specialists were engaged to help in the process of identifying high risk credits, meet with certain customers and develop workout strategies. Management anticipates its expanded and enhanced loan risk identification system will result in more efficient recognition of problem loans. Consequently, classified loans may continue to increase throughout the remainder of 2003.

At June 30, 2003, non-performing loans, which include nonaccrual loans and loans 90 or more days past due and still accruing interest, totaled $7,110,000. Total non-accrual loans of $6,751,000 were comprised of 77 loans while loans 90 or more days past due of $359,000 were comprised of 12 loans. At December 31, 2002, nonperforming loans totaled $2,267,000, of which $2,139,000 represented nonaccrual loans and $128,000 represented loans 90 or more days past due and still accruing interest. The Corporation generally places loans on non-accrual status when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The Corporation also places loans on non-accrual status when it deems the collection of such interest unlikely. Loans are returned to a full accrual status when the loan is brought current according to all terms of the loan agreement, all past due principal and interest is paid and the Corporation deems its collateral position adequate to warrant a return to accrual status.

The increase in non-performing loans was due to more effective problem loan identification, the current economic environment and a tightening of credit management practices. The Corporation expects the level of non-performing loans to remain at current levels or increase throughout the remainder of 2003. Nonperforming loans may also be included in the classified loan totals disclosed above.

At June 30, 2003, other real estate increased $824,139 to $1,470,601, which represents a 127% increase from the December 31, 2002 total of $646,462. Other real estate is included in other assets on the balance sheet. The increase in other real estate is due mainly to a combination of borrowers divorcing and declaring bankruptcy.

The Corporation had troubled debt restructurings of $3,878,000 as of June 30, 2003 and no restructurings at December 31, 2002. These loans are also classified and are included in the classified loan totals discussed above. Troubled debt restructuring refers to the granting of a concession to a borrower, such as reducing the interest rate, the principal balance outstanding and/or accrued interest, or by extending the maturity of the loan, that would lower the present value of expected future cash flows to less than the book value of the original loan.

To account for the increased risk of loss associated with classified loans, loan loss provisions were increased substantially compared to previous years. Please refer to the "Results of Operations - Provisions for Loan Losses" section of this "Management's Discussion and Analysis or Plan of Operation" for additional information.

The following highlights the allocations of allowances for loan losses as of June 30, 2003 and December 31, 2002 (000s omitted):

                                        Allowance     Percent of                           Percent of Allowance
                                        for Loan         Total            Loans             for Loan Losses to
JUNE 30, 2003                            Losses        Allowance       Outstanding          Loans Outstanding
                                        ---------     ----------       -----------         --------------------
Domestic:
   Commercial loans                     $  2,979         41.9%          $  53,232                 5.60%
   Residential real estate mortgages       2,458         34.6%             56,487                 4.35%
   Residential construction mortgages         44          0.6%              9,142                 0.48%
   Consumer loans                          1,429         20.1%             29,976                 4.77%
Foreign                                        -           n/a                  -                   n/a
Unallocated                                  200          2.8%                  -                   n/a
                                        --------        ------          ---------
   Total                                $  7,110        100.0%          $ 148,837
                                        ========        ======          =========


                                        Allowance     Percent of                              Percent of Allowance
                                        for Loan         Total             Loans               for Loan Losses to
DECEMBER 31, 2002                        Losses        Allowance       Outstanding             Loans Outstanding
                                        ---------     ----------       -----------            --------------------
Domestic:
   Commercial loans                     $  2,594         57.4%          $  56,702                    4.57%
   Residential real estate mortgages         382          8.5%             62,006                    0.62%
   Residential construction mortgages        165          3.7%             16,437                    1.00%
   Consumer loans                          1,171         26.0%             36,944                    3.17%
Foreign                                        -           - %                  -                      n/a
Unallocated                                  200          4.4%                  -                      n/a
                                        --------        ------          ---------

   Total                                $  4,512        100.0%          $ 172,089
                                        ========        ======          =========



The allowance for loan losses as a percentage of total loans was 4.78% at June 30, 2003, compared to 2.62% at December 31, 2002. The increase in classified consumer loans resulted in a $258,000 increase in the provision, or 9.93% of the total increase in the allowance for loan losses from December 31, 2002 to June 30, 2003. The allowance for loan losses increased a total $2,598,000, or 57.58% from December 31, 2002 to June 30, 2002. The biggest percentage of the increase is in residential real estate mortgages. The unallocated portion of the allowance for loan losses as a percentage of the entire allowance for loan losses moderately declined to 2.81% at June 30, 2003 compared to 4.43% at December 31, 2002. The decline in the unallocated portion of the allowance for loan losses as a percentage of the allowance is due to overall growth in the nominal amount of the allowance and more detailed and specific identification and analysis of various segments of the loan portfolio.

The amount of provisions for loan losses recognized by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of the allowance is dependent upon the total amount of classified loans, past due and non-performing loans, historical charge-off experience, general economic conditions and management's assessment of potential losses based upon internal credit evaluation of the loan portfolio and particular loans. In determining the provision for loan losses, management first determines the estimated allowance for loan losses required for any specifically identified problem loans graded watch, substandard or doubtful. To this, management estimates potential charge-offs based on analysis of historical experience. Management then may add, at its discretion, an allocation amount to adjust for current economic conditions, additional perceived credit risk in the portfolio, an evaluation of current and past loan underwriting practices or other information that management considers relevant. The unallocated portion of the allowance for loan losses involves the exercise of judgment by management and reflects various considerations, including management's view that the allowance for loan losses should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

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

The activity in the allowance for loan losses for the three and six months ended June 30, 2003 and 2002 is presented in the following table (000s omitted):

                                       Three Months Ended June 30       Six Months Ended June 30
                                      ---------------------------       ------------------------
                                          2003            2002            2003            2002
                                        -------         -------         -------         -------
Balance - beginning of period           $ 4,946         $ 1,298         $ 4,512         $ 1,228

Loans charged-off:
   Commercial loans                          17               7              27               7
   Real estate mortgage loans               100               5             191               5
   Consumer loans                           458             154             750             304
                                        -------         -------         -------         -------
      Total charge-offs                     575             166             968             316


Recoveries:
   Commercial loans                           9              29              19              33
   Real estate mortgage loans                 1               -              37               -
   Consumer loans                            89               7             161              43
                                        -------         -------         -------         -------
      Total recoveries                       99              36             217              76

Provision for loan losses                 2,640             205           3,349             385
                                        -------         -------         -------         -------

Balance - June 30                       $ 7,110         $ 1,373         $ 7,110         $ 1,373
                                        =======         =======         =======         =======


The Bank has experienced higher charge-off activity in the first and second quarters of 2003 compared to the same periods in 2002. Recoveries have also increased during the same period of time due mainly to an increased usage of small claims court. Future plans include sending seasoned charged-off account to attorneys for collection and continuing to use the small claim process. The weaknesses noted in the "Material Conditions Affecting the Corporation and its Performance" are a direct cause of the higher level of loan charge-off activity. The Corporation expects loan charge-off activity to remain elevated throughout 2003.

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

Overall, Bank management has made progress in addressing the material weaknesses previously noted. During the second quarter of 2003, workout specialists have been engaged to identify weaknesses in the loan portfolio and prepare workout plans. Management continues to review credits to identify risk. Information reporting processes have been substantially modified and are designed to more effectively facilitate the process of identification of higher risk credits. Past due consumer credits are now being charged-off in a timelier manner, complying with the Uniform Retail Credit Classification and Account Management Policy. Therefore, the Bank expects to continue to incur significant loan charge-offs in 2003. Additionally, the Bank expects classified loans to remain at present levels with the likely possibility of increasing.

Please refer to the section entitled "Bank Regulatory Developments" for information regarding formal supervisory activities of the Bank's regulator.

DEPOSITS
Total deposits increased $1,905,000, or 1%, from $162,230,000 at December 31, 2002 to $164,135,000 at June 30, 2003. Deposits increased as the Bank continued proactive measures to increase the core deposit base in an effort to become less dependent on wholesale and brokered funds. Brokered certificates of deposit decreased 12% to $20,201,000 at June 30, 2003 and comprised 12% of total deposits as compared to $22,930,000 at December 31, 2002 and 14% of total deposits. Brokered certificates of deposit are acquired through an intermediary and typically require the Corporation to pay a fee. Because of the formal agreement the Corporation is under, the Corporation has to ask the permission of the FDIC to acquired brokered funds. It is the intent of Bank management to no longer use brokered funds in the daily liquidity management of the Corporation.

Please refer to the section entitled "Bank Regulatory Developments" for information regarding formal supervisory activities of the Bank's regulator.

It has been the policy of the Bank to hold extra deposits during this period of uncertainty to service customer needs as customers may react to the Bank's perceived risk. The Bank plans on decreasing interest bearing deposits in the future by not renewing certificates of deposits and decreasing interest rates paid on deposits.

Non-interest bearing deposits increased from $16,484,000 at December 31, 2002 to $19,154,000 at June 30, 2003. This increase is primarily due to the Bank marketing non-interest bearing deposits in an effort to decrease interest expense. Bank management plans on continuing to market non-interest bearing deposits in an effort to decrease the overall cost of funds.

BORROWED FUNDS
In addition to deposits, the Bank also utilizes the Federal Home Loan Bank of Indianapolis (FHLBI) as a primary funding source. The Bank considers the FHLBI a stable source of funding at competitive rates. FHLBI advances decreased by $2,310,000 or 7% from $34,906,000 at December 31, 2002 to $32,596,000 at June
30, 2003. Overall, the need for borrowings from the FHLBI declined due to the contraction of the loan portfolio through the second quarter of 2003 and the increase in total deposits. It is the Bank's intent to continue to decrease the borrowings at the FHLBI because current liquidity estimates indicate surplus funds will be available to decrease overall borrowings.

OTHER LIABILITIES
In 2002 Gaylord Partners, Limited Partnership (the "Partnership"), a special-purpose subsidiary of North Bancorp, Inc., privately placed $5,000,000 of preferred securities which are reflected on the consolidated balance sheet as Guaranteed Preferred Beneficial Interests in the Corporation's Junior Subordinated Debentures (the "preferred securities). Because of the formal agreement the Bank is under, the Bank has to ask the permission of the OCC to maintain the scheduled quarterly distributions on the preferred securities, for each scheduled quarterly payment.

Please refer to the section entitled "Bank Regulatory Developments" for information that adversely affects the Corporation's ability to service the obligations of the preferred securities.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income for the quarter ended June 30, 2003 totaled $1,652,000 and represented a decrease of $192,000, or 10%, compared to the same period one year ago. The decrease in net interest income was primarily attributable to the decrease in the rate loans are earning, and the recognition of classified and non-performing loans, including an increased level of non-accrual loans, as discussed in the "Loans and Allowance for Loan Losses" section. Interest income decreased $587,000 to $3,236,000 in the three months ended June 30, 2003 from $3,823,000. The decreases are attributable to the volume of refinances as customers take advantage of lower rates. Interest expense decreased $395,000 to $1,584,000 in the three months ended June 30, 2003 from $1,979,000 for the same period in 2002. The decreases are attributable to decreased rates paid on interest--bearing deposits and repayment of borrowed funds.

Net interest income for the six months ended June 30, 2003 totaled $3,378,000 and represented a decrease of $230,000, or 6%, compared to the same period one year ago. Interest income decreased $788,000 to $6,732,000 for the six month period ended June 30, 2003, compared to $7,520,000 for the same period in 2002. Interest expense decreased $558,000 to $3,354,000 for the six months ended June 30, 2003 compared to $3,912,000 for the same period in 2002. The changes were due to the reasons noted above.

NET INTEREST MARGIN
Following are the net interest margin calculations for the three and six months ended June 30, 2003 and 2002 (000s omitted):


                                                                    Three Months Ended June 30
                                        ----------------------------------------------------------------------------------
                                                         2003                                          2002
                                        -------------------------------------         ------------------------------------
                                         Average                      Average          Average                     Average
                                         Balance        Interest        Rate           Balance       Interest        Rate
Federal funds sold                      $  21,462       $    55        1.03%          $   3,598      $    16        1.78%
Int bearing cash and due from banks         2,072            13        2.52%                  -            -           -
Investment securities - taxable            20,495           207        4.05%             17,697          227        5.14%
Investment securities - tax-exempt          5,478            78        5.71%              4,421           75        6.80%
Loans, net of unearned income             155,377         2,911        7.51%            163,351        3,532        8.67%
                                        ------------------------------------          -----------------------------------
Total earning as sets                   $ 204,886       $ 3,264        6.39%          $ 189,067      $ 3,850        8.17%
                                        ====================================          ===================================

Interest bearing deposits               $ 138,142       $ 1,143        3.32%          $ 129,270      $ 1,401        4.35%
Borrowed funds                             33,500           377        4.51%             37,640          553        5.89%
Subordinated debentures                     5,000            64        5.13%              1,667           25        6.02%
                                        ------------------------------------          -----------------------------------
Total interest bearing liabilities      $ 176,642       $ 1,584        3.60%          $ 168,577      $ 1,979        4.71%
                                        ====================================          ===================================

Net interest income (FTE)                               $ 1,680                                      $ 1,871
FTE adjustment                                               28                                           27

Net interest spread                                                    2.79%                                        3.46%
Net interest margin (as a percentage
   of earning assets) (FTE)                                            3.34%                                        4.03%


                                                                     Six Months Ended June 30
                                        ----------------------------------------------------------------------------------
                                                         2003                                          2002
                                        -------------------------------------         ------------------------------------
                                         Average                      Average          Average                     Average
                                         Balance        Interest        Rate           Balance       Interest        Rate
Federal funds sold                      $  17,239       $    80        0.94%          $   3,750      $    29        1.56%
Int bearing cash and due from banks         2,243            28        2.52%                  -            -            -
Investment securities - taxable            20,253           425        4.23%             18,522          426        4.64%
Investment securities - tax-exempt          5,818           159        5.51%              4,682          134        5.77%
Loans, net of unearned income             161,310         6,097        7.62%            164,949        6,979        8.53%
                                        ------------------------------------          -----------------------------------
Total earning assets                    $ 206,863       $ 6,789        6.62%          $ 191,903      $ 7,568        7.95%
                                        ====================================          ===================================

Interest bearing deposits               $ 139,605       $ 2,458        3.55%          $ 131,427      $ 2,783        4.27%
Borrowed funds                             33,854           766        4.56%             37,859        1,104        5.88%
Subordinated debentures                     5,000           130        5.24%                833           25        6.05%
                                        ------------------------------------          -----------------------------------
Total interest bearing liabilities      $ 178,459       $ 3,354        3.79%          $ 170,119      $ 3,912        4.64%
                                        ====================================          ===================================

Net interest income (FTE)                               $ 3,435                                      $ 3,656
FTE adjustment                                               57                                           48


Net interest spread                                                    2.83%                                        3.32%
Net interest margin (as a percentage
   of earning assets) (FTE)                                            3.40%                                        3.89%



The Bank's net interest margin decreased to 3.34% for the three months ended June 30, 2003 from 4.03% for the same period in 2002. Interest rates in the first six months of 2003 have remained at lower levels than compared to recent years.

The net interest margin table above shows that for the six months ended June 30, 2003 the Bank's loan portfolio generated an average yield of 7.62%, compared to 8.53% for the same period a year ago. Similarly, for the three months ended June 30, 2002 the Bank's loan portfolio produced an average yield of 7.11% compared to 8.67% during the same period in 2002. Many loan customers took advantage of the lower rate environment to reduce their borrowing costs by refinancing their loans before scheduled maturity. The consumer loan portfolio, which traditionally produces a higher yield has decreased substantially as the Bank has tightened underwriting standards.

Interest expense was lower for the three months ended June 30, 2003 compared to the same period in 2002, as the Corporation took advantage of the low rate environment to reduce its cost of funds. The average cost of funds for interest bearing deposits for the three months ended June 30, 2003 was 3.32% compared to 4.35% for the same period in 2002. The Corporation's subordinated debentures are slightly above current funding rates, which contributes negatively to the overall cost of funds. The average cost of funds for borrowings declined to 4.51% for the three months ended June 30,

2003 from 5.89% for the same period in 2002. For the six months ended June 30, 2003 the average cost of funds for interest bearing deposits and borrowings was 3.55% and 4.56%, respectively. For the same period in 2002 the average cost of funds was 4.27% and 5.88%. While the average cost of interest-bearing deposits have declined, the decrease was at a slower pace because depositors do not typically cash out of certificates of deposit early, especially if market rates are below previously obtained higher-rate instruments.

PROVISION FOR LOAN LOSSES
The provision for loan losses charged to operations was $2,640,000 for the quarter ended June 30, 2003 as compared to $205,000 for the quarter ended June 30, 2002. The Bank experienced a higher amount of charge-off activity, as discussed in the "Loans and Allowance for Loan Losses" section. Net loan charge-offs for the quarter ended June 30, 2003 totaled $476,000 as compared to $130,000 for the quarter ended June 30, 2002. An additional loan loss allocation of $726,757 was made during the quarter ended June 2003 for higher loan-to-value residential mortgages. A management loan loss allocation of $528,586 was made during the same period for commercial loans. Additionally, higher loan loss provisions were necessary to account for the increased level of classified loans, as discussed in the "Loans and Allowance for Loan Losses" section. The Bank anticipates substantial additional loan loss provisions through the end of 2003. The Bank expects loan charge-off activity to remain at elevated levels during 2003. It is also likely that additional loan loss provisions will be necessary to account for the risk associated with increasing levels of classified assets for the remainder of 2003. Please refer to the "Loans and Allowance for Loan Losses" section for additional discussion.

The provision for loan losses charged to operations for the six months ended June 30, 2003 was $3,349,000 as compared to $385,000 for the six months ended June 30, 2002. For comparison purposes, net charge-offs for the six months ended June 30, 2002 totaled $751,000 as compared to $240,000 for the six months ended June 30, 2002.

NON-INTEREST INCOME
Non-interest income increased by $385,000 to $761,000 for the quarter ended June 30, 2003 as compared to $376,000 for the quarter ended June 30, 2002. The increase in noninterest income was primarily due to increased volume of real estate mortgage loans originated for sale. The gain on the sale of such loans was $166,000 for the three months ended June 30, 2003 as compared to $44,000 for the three months ended June 30, 2002. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $304,000 for the quarter ended June 30, 2003 as compared to $88,000 for the quarter ended June 30, 2002.

Non-interest income increased by $696,000 to $1,454,000 for the six months ended June 30, 2003 as compared to $758,000 for the six months ended June 30, 2002. The increase in non-interest income on a year-to-date basis was for substantially the same reason noted above. The gain on the real estate mortgage loans originated for sale was $313,000 for the six months ended June 30, 2003 as compared to $90,000 for the six months ended June 30, 2002. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $567,000 for the six months ended June 30, 2003 as compared to $204,000 for the six months ended June 30, 2002.

In an effort to mitigate exposure to interest rate risk, most fixed rate, residential real estate loans are sold to the Federal Home Loan Mortgage Corporation. The Bank retains the servicing and receives a gain on the sale of such loans and records the servicing rights asset with corresponding income at the time the loans are sold. The Corporation expects mortgage refinancing volume to decline as the amount of borrowers who would benefit from a mortgage refinance declines.

NONINTEREST EXPENSE
Noninterest expense increased by $789,000 to $2,305,000 for the quarter ended June 30, 2003 as compared to $1,516,000 for the quarter ended June 30, 2002. The increase was attributed to several factors.

Personnel costs increased $388,000, or 55%, as full time equivalent employees increased from fifty-nine at June 30, 2002 to seventy at June 30, 2003. Management determined that additional staffing was necessary to implement additional administrative processes to manage credit risk, maintain proper internal control and adherence to policy and procedures. Additionally, severance costs of $140,000 related to the retirement of former President John R. Kluck, were fully accounted for during the second quarter of 2003. Equipment and data processing expense increased $28,000 for the three months ended June 30, 2002 to $168,000 for the three months ended June 30, 2003. This increase was primarily due to additional software licensing fees, maintenance agreements and depreciation expense associated with technological upgrades to manage continued growth. Professional fees increased during the second quarter of 2003 by $36,000 to $156,000 primarily related to additional services needed for various loan review, internal audit-related activities, increased legal fees and workout specialist fees. The Bank expensed branch development costs of $42,000 because a planned expansion of the main office branch has been postponed indefinitely. Amortization of mortgage servicing rights increased from $46,000 for the three months ended June 30, 2002 to $200,000 for the three months ended June 30, 2003, as residential mortgage loan customers took increasing advantage of the low rate environment to refinance their loans. A mortgage servicing rights valuation was done during the second quarter showing no impairment to the asset. The remaining increases in other expense are also related to the growth of the Corporation during the past year.

Non-interest expenses increased by $1,149,000 to $3,997,000 for the six months ended June 30, 2003 as compared to $2,848,000 for the six months ended June 30, 2002. Personnel costs increased by $518,000, or 38%, to $1,734,000 for the six months ended June 30, 2003. Equipment and data processing expense increased by $52,000 to $314,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Professional fees increased by $50,000 to $259,000 for the six months ended June 30, 2003 as compared to $209,000 for the six months ended June 30, 2002. Branch development expenses increased $42,000. There were no branch development costs this time last year. The increases to personnel costs, equipment and data processing expense and professional fees are for substantially the same reasons noted above.

While management continues to identify cost-saving opportunities, the Bank is likely to incur additional expenses associated with loan collection activities. Additionally, OCC and FDIC assessments and professional fees will increase as a result of the Agreement.

FEDERAL INCOME TAX EXPENSE
The Corporation had a provision for federal income taxes of 33% of pretax losses for the quarter ended June 30, 2003 as compared to 30% of pretax income for the quarter ended June 30, 2002.

The provision for federal income tax was 34% of pretax income/(loss) for the six months ended June 30, 2003 as compared to 32% for the six months ended June 30, 2002. The difference between the statutory rate and the effective tax rate is due to tax-exempt income and non-deductible expenses.

NET INCOME
Net income/(loss) totaled ($1,694,000) for the quarter ended June 30, 2003 as compared to $349,000 for the quarter ended June 30, 2002. Basic earnings/(loss) per share totaled ($3.22) for the quarter ended June 30, 2003 as compared to $0.66 for the quarter ended June 30, 2002. The decline in net income was due to a $2,640,000 loan loss provision in the three months ended June 30, 2003. Please refer to the "Provision for Loan Losses" section for additional information on the provision for loan losses.

Net income/(loss) totaled ($1,664,000) for the six months ended June 30, 2003 as compared to $776,000 for the same period one year ago. Basic earnings/(loss) per share totaled ($3.16) for the six months ended June 30, 2003 as compared to $1.48 for the six months ended June 30, 2002. The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.


LIQUIDITY

The Bank must maintain an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for the payment of operating expenses. Maintaining adequate liquidity is accomplished through the management of a combination of liquid assets -- those which can be converted into cash -- and access to additional sources of funds. Primary liquid assets of the Bank are cash and due from banks, federal funds sold, investments held as "available for sale," and maturing loans. The Bank views Federal funds purchased and advances from the Federal Home Loan Bank system as a primary source of immediate liquidity, should the need arise. The Bank does not anticipate the necessity to renew borrowings to fund liquidity at this time. Maturities in the Bank's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution. Please refer to the "Material Conditions Affecting the Corporation and its Performance" for discussion of additional risks to liquidity associated with heightened credit risk in the Bank's loan portfolio.

At June 30, 2003, the Bank held cash and cash equivalents of $27,344,000 and $27,116,000 of the Bank's investment securities were classified as available for sale. However, $8,843,000 of available-for-sale investment securities are pledged as collateral to the FHLBI and not available for liquidity needs. The amortized cost of the available for sale securities was less than the fair value at quarter-end, primarily as the result of decreasing interest rates, which resulted in an unrealized gain within the investment portfolio. Management does not believe the sale of any of the Bank's securities would materially affect the overall financial condition of the Corporation. Management believes it has sufficient liquidity and sources of liquidity to meet its obligations.

The Bank had net increases in cash and cash equivalents of $19,052,000 and $3,878,000 for the three months ended June 30, 2003 and 2002, respectively. Net income/(loss) was ($1,694,000) and $349,000 for three months ended June 30, 2003 and 2002, respectively. After adjustments for noncash items -- which consist primarily of the provision for loan losses, deferred federal income taxes, depreciation and amortization -- and changes in other assets and other liabilities, the net cash provided by operating activities totaled $1,805,000 and $697,000 for the six months ended June 30, 2003 and 2002, respectively.

The Bank's investing activities relate to interest bearing deposits in banks, available for sale and held to maturity investment securities, loans, and premises and equipment. The net cash provided by (used in) investing activities totaled $17,652,000 and ($20,501,000) for the six months ended June 30, 2003 and 2002, respectively. The $38,153,000 increase between periods is directly related to the decrease in net loans of $21,443,000 for 2003 as compared to the increase in net loans of $13,539,000 that was recognized in the first six months of 2002. The Bank also invested in available for sale securities the first six months of 2002 for $8,395,000, as compared to $11,867,000 for the first six months of 2003.

Net cash provided by (used in) financing activities totaled ($405,000) and $23,682,000 for the six months ended June 30, 2003 and 2002, respectively. Financing sources for the Bank are primarily deposits and borrowings. The cash provided by financing activities decreased from 2002 to 2003. The net increase in deposits was $1,905,000 for 2003 as compared to $20,745,000 for 2002. Rapid loan growth throughout 2002 was the main reason for the large increase in deposits. The net decrease in borrowings from December 31, 2002 to June 30, 2003 totaled $2,310,000.

The Bank has contractual payments due on time deposits and Federal Home Loan Bank advances of $27,188,000 and $6,011,000, respectively, in 2003. In an effort to decrease dependency on wholesale and brokered funds, the Bank anticipates only local, core time deposits will be renewed and retained upon maturity. Depending on the economic and competitive conditions at the time of maturity, the rates paid on renewed time deposits may differ from the rates currently paid. Currently, the Bank is not renewing Federal Home Loan Bank advances or out-of-area time deposits, as the Bank continues to focus on local, core deposits to fund growth activities. This is possible due to excess liquidity and expected declines in the loan portfolio. At June 30, 2003, the Bank had the ability to borrow an additional $3,162,000 from the Federal Home Loan Bank based on the current levels of collateral pledged. That may increase as advances are paid off. The availability to borrow from the Federal Home Loan Bank varies depending on the amount collateral available for pledging, and may decrease as management determines. As mentioned above, Bank management anticipates that the overall loan portfolio will decrease in 2003, which could also decrease the amount collateral available to pledge to the Federal Home Loan Bank.

CAPITAL RESOURCES

As previously noted, the supervisory Agreement between the Bank and the OCC establishes minimum capital requirements. Please refer to the section entitled "Bank Regulatory Developments" for additional information.

Actual capital ratios as of June 30, 2003 and December 31, 2002, are shown in the following table (000's omitted):

                                                                                                 Minimum Required to be
                                                                      Minimum Required for       Well Capitalized Under
                                                                        Capital Adequacy        Prompt Corrective Action
                                                Actual                       Purposes                  Provisions
                                        ---------------------         --------------------      ------------------------
AS OF JUNE 30, 2003:
   Total Capital
      (to Risk Weighted Assets)
      Consolidated                      $ 14,065        10.69%         $ 10,529      8.00%             n/a         n/a
      First National Bank of Gaylord      13,836        10.53            10,512      8.00         $ 13,140      10.00%
   Tier I Capital
      (to Risk Weighted Assets)
      Consolidated                      $  9,831         7.47%         $  5,265      4.00%             n/a         n/a
      First National Bank of Gaylord      12,126         9.23             5,256      4.00         $  7,884       6.00%
   Tier I Capital
      (to Average Assets)
      Consolidated                      $  9,831         4.62%         $  8,513      4.00%             n/a         n/a
      First National Bank of Gaylord      12,126         5.72             8,478      4.00         $ 10,597       5.00%


AS  OF DECEMBER 31, 2002:
   Total Capital
      (to Risk Weighted Assets)
      Consolidated                      $ 15,968        10.53%         $ 12,135      8.00%             n/a         n/a
      First National Bank of Gaylord      15,675        10.35            12,115      8.00         $ 15,144      10.00%
   Tier I Capital
      (to Risk Weighted Assets)
      Consolidated                      $ 12,073         7.96%         $  6,068      4.00%             n/a         n/a
      First National Bank of Gaylord      13,750         9.08             6,057      4.00         $  9,086       6.00%
   Tier I Capital
      (to Average Assets)
      Consolidated                      $ 12,073         5.80%         $  8,325      4.00%             n/a         n/a
      First National Bank of Gaylord      13,750         6.61             8,319      4.00         $ 10,398       5.00%




The increased credit risk discussed in the "Loans and Allowance for Loan Losses," "Provision for Loan Losses" and "Material Conditions Affecting the Corporation and its Performance" sections represent increased demands on the Corporation's capital. It is possible that loan charge-offs and/or increasing classified assets will require additional loan loss provisions of a sufficient amount to cause the Corporation and/or the Bank to fall below nominal the levels considered "well-capitalized" by the regulatory authorities. Because of the formal agreement the Corporation is under, the Corporation may not be deemed to be "well capitalized" under current capital ratios, because the agreement requires the Corporation to maintain higher capital ratios than otherwise required.

Management has initiated steps to decrease risk-weighted and average assets of the Bank. In doing so, the size of the Bank will decrease which will increase the capital ratios. The Corporation is actively pursuing a loan from another financial institution, where the proceeds of the loan will be invested in the Bank as additional paid in capital, which will increase the capital ratios to the appropriate levels per the Agreement. Dividends from the Bank will be the source of repayment for this loan. Because the Agreement restricts the Bank's ability to issue dividends to the Corporation, the Bank plans to request permission from the OCC to issue dividends to the Corporation for debt service. There is, however, no guarantee the Bank will receive such permission.

Please refer to the section entitled "Bank Regulatory Developments" for information regarding formal supervisory activities of the Bank's regulator.

The Corporation in the recent past has issued additional equity and preferred securities and may do so in 2003. However, the successful issuance of such securities is uncertain given the recent financial performance of the Corporation and the various risks associated with the loan portfolio noted elsewhere in this Form 10-QSB.

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

         b. Changes in internal controls. Subsequent to the date of the evaluation of the Corporation's disclosure controls and procedures by the chief executive and chief financial officers of the Corporation, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses. However, the Corporation has made and continues to make various substantial changes to internal controls with regard to loan administration and loan underwriting subsequent to the date of the evaluation of disclosure controls by the chief executive and chief financial officers. Please refer to "Material Conditions Affecting the Corporation and Its Performance" in "Management's Discussion and Analysis or Plan of Operation" for additional information regarding loan underwriting, loan administration and internal control deficiencies and corrective actions.

PART II--OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003 the Corporation held its annual meeting of stockholders. At the meeting, Larry B. Higgins and Matthew H. Nowicki were elected to serve as directors with terms expiring in 2006. Continuing as an incumbent director until 2004 is Fred T. Burns. Continuing as incumbent directors until 2005 are Keith H. Gornick, Douglas C. Johnson, Timothy W. Freeman and Kellie A. Puroll. William A. Kirsten was appointed as a director by the Board of Directors of the Corporation with his term expiring 2004.

There were 525,896 issued and outstanding shares of Common Stock entitled to vote at the annual meeting and there were 297,535 shares of Common Stock represented at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors                 Votes For         Votes Withheld
         ---------------------                 ---------         --------------
         Matthew H. Nowicki                    285,721           11,814
         Larry B. Higgins                      293,425            4,110


ITEM 5.     OTHER INFORMATION

On May 20, 2003 the Board of Directors of the Corporation and Bank appointed William A. Kirsten President and Chief Executive Officer of the Corporation and the Bank. At the same time, Ms. Susan A. Norris was appointed Chief Financial Officer.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

31.1              Certification of Chief Executive Officer.

31.2              Certification of Chief Financial Officer.

32.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

99.3 Agreement dated July 10, 2003 by and between First National Bank of Gaylord and the Office of the Comptroller of the Currency.


 (b)     Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      NORTH BANCORP, INC.



                                      By:  /s/ William A. Kirsten
                                           -------------------------------------
                                           William A. Kirsten
                                           President and Chief Executive Officer




                                      And: /s/ Susan A. Norris
                                           -------------------------------------
                                           Susan A. Norris
                                           Chief Financial Officer

DATED: August 14, 2003

EXHIBIT INDEX


Number            Exhibit

31.1              Certification of Chief Executive Officer.

31.2              Certification of Chief Financial Officer.

32.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

99.3 Agreement by and between First National Bank of Gaylord and the Office of the Comptroller of the Currency