Form 10QSB
period 2003-09-30
NORTH BANCORP INC
filed 2003-11-14
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 10, 2003 there were 532,896 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes: [ ]  No: [X]

NORTH BANCORP, INC.
Index


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Condensed Consolidated Balance Sheets - September 30, 2003 and
         December 31, 2002...............................................................................1

         Condensed Consolidated Statements of Operations - Three and Nine Months
         Ended September 30, 2003 and 2002...............................................................2

         Condensed Consolidated Statements of Changes in Stockholders' Equity -
         Three and Nine Months Ended September 30, 2003 and 2002.........................................3

         Condensed Consolidated Statements of Cash Flow - Nine Months Ended
         September 30, 2003 and 2002.....................................................................4

         Notes to Condensed Consolidated Financial Statements............................................5

Item 2 - Management's Discussion and Analysis or Plan of Operation..................................6 - 20

Item 3 - Controls and Procedures........................................................................21

PART II - OTHER INFORMATION

Item 2 - Changes in Securities..........................................................................22

Item 6 - Exhibits and Reports on Form 8-K...............................................................22


Signatures..............................................................................................23

Exhibit Index...........................................................................................24

                          PART I--FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


 NORTH BANCORP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
 (UNAUDITED)

                                                                                       (000'S OMITTED, EXCEPT SHARE DATA)
                                                                                  SEPTEMBER 30, 2003           DECEMBER 31, 2002
                                                                                  ------------------           -----------------
ASSETS
Cash and due from banks                                                            $         5,174             $         4,888
Federal funds sold                                                                          29,480                       3,404
                                                                                   ---------------             ---------------
   Cash and cash equivalents                                                                34,654                       8,292

Interest-bearing deposits in banks                                                             495                       2,671

Securities available for sale                                                               26,194                      21,905
Securities held to maturity                                                                    810                       1,992
Other securities                                                                             2,577                       2,520
                                                                                   ---------------             ---------------
   Total investments                                                                        29,581                      26,417

Loans, gross                                                                               130,950                     172,089
   Less: allowance for loan losses                                                          (6,700)                     (4,512)
                                                                                   ---------------             ---------------
      Net loans                                                                            124,250                     167,577

Bank premise and equipment, net                                                              2,423                       2,586

Accrued interest receivable                                                                    813                       1,275
Other real estate owned                                                                      1,434                         646
Mortgage servicing rights                                                                    1,019                         599
Other assets                                                                                 3,887                       2,799
                                                                                   ---------------             ---------------
   Total other assets                                                                        7,153                       5,319
                                                                                   ---------------             ---------------
        Total Assets                                                               $       198,556             $       212,862
                                                                                   ===============             ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits                                                       $        19,108             $        16,484
Interest bearing deposits                                                                  136,530                     145,746
                                                                                   ---------------             ---------------
   Total deposits                                                                          155,638                     162,230

Borrowed funds                                                                              28,733                      34,906
Other liabilities                                                                            1,586                       1,285
Guaranteed preferred beneficial interest in
        subordinated debentures                                                              5,000                       5,000
                                                                                   ---------------             ---------------
   Total liabilities                                                                       190,957                     203,421


Stockholders' Equity
Common stock, $1 par value:                                                                    533                         526
    Authorized - 3,000,000 at September 30, 2003
       and December 31, 2002
    Issued and outstanding - 532,896 at September 30, 2003
       and 525,896 December 31, 2002
Additional paid-in capital                                                                   6,101                       6,009
Retained earnings                                                                              822                       2,565
Accumulated other comprehensive income                                                         143                         341
                                                                                   ---------------             ---------------
   Total stockholders' equity                                                                7,599                       9,441
                                                                                   ---------------             ---------------

        Total Liabilities and Stockholders' Equity                                 $       198,556             $       212,862
                                                                                   ===============             ===============

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                                      (000S OMITTED, EXCEPT PER SHARE DATA)
                                                    THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                                    -------------------------------      ------------------------------
                                                         2003              2002              2003              2002
                                                       -------           -------           -------           -------

INTEREST INCOME
  Interest and fees on loans                           $ 2,610           $ 3,573           $ 8,704           $10,550
  Investment securities:
     Taxable                                               206               233               659               659
     Tax-exempt                                             45                52               150               140
  Federal funds sold                                        70                39               150                68
                                                       -------           -------           -------           -------
         Total interest income                           2,931             3,897             9,663            11,417

INTEREST EXPENSE
  Deposits                                                 968             1,431             3,426             4,214
  Borrowings                                               335               507             1,101             1,611
  Subordinated Debentures                                   61                72               191                97
                                                       -------           -------           -------           -------
         Total interest expense                          1,364             2,010             4,718             5,922
                                                       -------           -------           -------           -------

Net interest income                                      1,567             1,887             4,945             5,495
Provision for loan losses                                  549               980             3,898             1,365
                                                       -------           -------           -------           -------

Net interest income after provision for loan             1,018               907             1,047             4,130
losses

NONINTEREST INCOME
Service charges on deposit accounts                        125               148               387               408
Loan servicing fees                                         65                 8               156                55
Gain on real estate mortgages originated for               329               214             1,209               508
sale
Gain (loss) on sale of securities available for             (1)                -                44                 -
sale
Other income                                                82               109               258               266
                                                       -------           -------           -------           -------
         Total noninterest income                          600               479             2,054             1,237

NONINTEREST EXPENSE
Salaries, wages and benefits                               718               595             2,592             1,951
Occupancy expense                                           68                76               220               193
Equipment and data processing expense                      146               152               460               414
Advertising and public relations                            23                44                63               128
Professional fees                                          204                78               463               287
Office supplies and postage                                 55                57               177               172
Mortgage servicing rights amortization                     135                79               462               165
Other expense                                              471               319             1,380               938
                                                       -------           -------           -------           -------
         Total noninterest expense                       1,820             1,400             5,817             4,248
                                                       -------           -------           -------           -------

INCOME (LOSS) - BEFORE INCOME TAXES                       (202)              (14)           (2,716)            1,119

FEDERAL INCOME TAX EXPENSE (BENEFIT)                      (123)              (20)             (973)              337
                                                       -------           -------           -------           -------

NET INCOME (LOSS)                                      $   (79)          $     6           $(1,743)          $   782
                                                       =======           =======           =======           =======

EARNINGS (LOSS) PER SHARE                              $ (0.15)          $  0.01           $ (3.31)          $  1.49
                                                       =======           =======           =======           =======

DIVIDENDS DECLARED PER SHARE                           $     -           $  0.10           $     -           $  0.30
                                                       =======           =======           =======           =======

 NORTH BANCORP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
 (UNAUDITED)

`                                                                               (000S OMITTED)
                                                    THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                                                 --------------------------------------    --------------------------------------
                                                       2003                2002                  2003                 2002
                                                 -----------------    -----------------    -----------------    -----------------
Balance - beginning of period                    $           7,801    $          11,576    $           9,441    $          10,798

Net income (loss)                                              (79)                   6               (1,743)                 782
Change in net unrealized gain on securities
  available for sale, net of tax                              (222)                 138                 (198)                 244
                                                 -----------------    -----------------    -----------------    -----------------

     Total comprehensive income (loss)                        (301)                 144               (1,941)               1,026

Dividends declared                                            --                    (53)                --                   (157)

Issuance of common stock                                        99                   15                   99                   15
                                                 -----------------    -----------------    -----------------    -----------------

Balance - September 30                           $           7,599    $          11,682    $           7,599    $          11,682
                                                 =================    =================    =================    =================

 NORTH BANCORP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
 (UNAUDITED)

                                                                                                            (000S OMITTED)
                                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                                -----------------------------------
                                                                                                      2003              2002
                                                                                                ---------------     ---------------
Cash Flows from Operating Activities
       Net income (loss)                                                                        $        (1,743)    $           782
       Adjustments to reconcile net income (loss) to net
         cash from operating activities
            Depreciation                                                                                    200                 182
            Provision for loan losses                                                                     3,898               1,365
            Amortization and accretion of securities - Net                                                  213                 164
            Increase in accrued interest receivable
                 and other assets                                                                          (319)             (1,316)
            Increase in other liabilities                                                                   403                 135
                                                                                                ---------------     ---------------

                Net cash provided by operating activities                                                 2,652               1,312

Cash Flows from Investing Activities
       Net (increase) decrease in interest-bearing deposits in banks                                      2,176              (3,166)
       Purchases of securities available for sale                                                       (13,801)            (11,202)
       Proceeds from sales of securities available for sale                                               1,726                --
       Proceeds from maturities of securities available for sale                                          7,274               5,464
       Purchase of securities held to maturity                                                             (300)               (300)
       Proceeds from maturities of securities held to maturity                                            1,481                 400
       Purchases of other securities                                                                       --                  (186)
       Stock dividend of other securities                                                                   (57)               --
       Net (increase) decrease in loans                                                                  37,959             (17,568)
       Purchases of bank premise and equipment                                                              (82)               (393)
                                                                                                ---------------     ---------------

                Net cash provided by (used in) investing activities                                      36,376             (26,951)

Cash Flows from Financing Activities
       Net increase (decrease) in deposits                                                               (6,592)             28,674
       Net decrease in short-term borrowings                                                               --                (2,139)
       Proceeds from long-term borrowings                                                                 5,425               8,275
       Repayment of long-term borrowings                                                                (11,598)            (10,312)
       Proceeds from issuance of subordinated debentures                                                   --                 5,000
       Dividends paid to stockholders                                                                      --                  (157)
       Proceeds from issuance of common stock                                                                99                  15
                                                                                                ---------------     ---------------

                Net cash provided by (used in) financing activities                                     (12,666)             29,356
                                                                                                ---------------     ---------------

Net increase in cash and cash equivalents                                                                26,362               3,717

Cash and cash equivalents - January 1                                                                     8,292               7,232
                                                                                                ---------------     ---------------

Cash and cash equivalents - September 30                                                        $        34,654     $        10,949
                                                                                                ===============     ===============


Supplemental Disclosure of Cash Flow Information
       Cash paid during the period for interest                                                 $         4,805     $         5,921
                                                                                                ===============     ===============

       Cash paid (refunded) for income taxes                                                    $          (937)    $           554
                                                                                                ===============     ===============

       Loans transferred to other real estate                                                   $         1,470     $           609
                                                                                                ===============     ===============

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year period.


EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 525,972 and 525,695 for the three month period ended September 30, 2003 and 2002 and 525,922 and 525,428 for the nine month period ended September 30, 2003 and 2002.

The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following "Management's Discussion and Analysis or Plan of Operation" provides additional information to assess the condensed consolidated financial statements of the Corporation through the third quarter of 2003. The discussion should be read in conjunction with those statements.

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

BANK REGULATORY DEVELOPMENTS

On July 10, 2003 the Bank's Board of Directors entered into a supervisory Agreement ("Agreement") with the Bank's primary federal regulator, the Office of the Comptroller of the Currency ("OCC"). The Agreement contains substantive requirements and restrictions regarding the Bank's overall capitalization and its ability to issue cash dividends to the Corporation. The Agreement also contains significant requirements to improve credit administration, management of criticized and classified assets, evaluation of Bank management, internal audit activities, management information systems, strategic planning, asset/liability management, interest rate risk management and adherence to laws and regulations. The Agreement also prohibits average loans during any calendar quarter from growing by more than 1.50% compared to the previous quarterly average, until December 31, 2004. The Bank's Board of Directors and management are undertaking all efforts to fully comply with the requirements of the Agreement.

The Agreement requires the Bank to achieve by December 31, 2003 a risk-based capital to risk-weighted assets ratio of 10.00% and a risk-based capital to adjusted total assets ratio of 7.50%. As of September 30, 2003, the Bank's Tier 1 risk-based capital to risk-weighted assets ratio was 10.25% and the Tier 1 risk-based capital to adjusted total assets ratio was 5.90%. Although Bank management is initiating actions to comply with this requirement, there is a considerable likelihood that the Bank will not meet a risk-based capital to adjusted total assets ratio of 7.50% by December 31, 2003. The OCC may, at its sole discretion, entertain a request to extend the December 31, 2003 compliance date, but there is no guarantee that it will entertain such a request, or if it does entertain such a request that it will grant an extension. Please refer to the section entitled "Capital Resources," within "Management's Discussion and Analysis or Plan of Operation" for additional information on the Corporation's and the Bank's capital ratios.

The Corporation has retained an advisor to assist it in its investigation of its options to comply with the capital requirements of the Agreement.

As previously noted, the Agreement restricts the Bank's ability to issue cash dividends to the Corporation. This restriction is significant in that it adversely affects the Corporation's ability to maintain its debt service obligations with regard to the $5,000,000 in junior subordinated debentures. Please refer to the section entitled "Other Liabilities" within "Management's Discussion and Analysis or Plan of Operation" for additional information. Dividends from the Bank currently represent the primary source of funds for this obligation. The September 30, 2003 dividend request was denied; however the Corporation was only able to pay the debt service requirement by selling additional common equity shares to two directors, as follows. See "Corporation Regulatory Developments" for certain restrictions placed on the Corporation regarding distributions on securities.

On September 30, 2003, the Corporation sold 3,000 shares of common stock to Matthew H. Nowicki, and 4,000 shares of common stock to Douglas C. Johnson, each at a price of $14.19 per share. There were no underwriting discounts or commissions. The Corporation claimed an exemption from registration under
Section 4(2) of the Securities Act of 1933.

As of September 30, 2003, the Bank believes that it is in compliance with the Agreement and its requirements as of this date. Article II requires the Board to appoint a Compliance Committee to oversee adherence to the Agreement. The Committee was appointed on May 20, 2003 and has been actively monitoring the Bank's adherence to the Agreement. Article III requires a written plan to improve the Bank's credit administration program. The Board approved a new loan policy June 27, 2003 which addresses the weaknesses in the Bank's credit administration process. In addition, internal controls have been strengthened substantially to monitor adherence to the loan policy. A newly formed Credit Department has the responsibility of administration and reporting. The Bank was granted an extension with Article IV, establishing a written program designed to eliminate the basis of criticism of certain criticized assets, until October 9, 2003, and the Bank was able to meet the requirements of this article by that date. After performing a complete review of the Management team, the Board determined that Bank management was well-qualified to serve in their positions under Article V. The requirement to implement an internal audit program of
Article VI was completed in April 2003 with the addition of an independent internal auditor, with a fully functioning internal audit program, reporting directly to the Board. Article VII requires that Board reports comply with the OCC booklet, Red Flags in Board Reports: A Guide for Directors. The Board report was revised beginning with the July 2003 Board meeting and meets the requirement of this Article. Article VIII requires the adoption of a Strategic Plan, which was approved during the September 26, 2003 Board meeting. Article IX was discussed in the section entitled "Bank Regulatory Developments." Article IX requires the Bank to develop and implement a three year capital plan, subject to OCC approval. The Bank is currently revising its previously submitted capital plan to address various OCC observations. Article X requires the Bank adhere to the Asset/Liability policy, which is being done and is overlapping with Article
XI. Article XI requires the Bank to improve the interest rate risk management process, which has been completed with additional modeling and training, new reports, a new policy approved by the Board, new strategies and additional interest rate risk measurements. Article XII covers violations of law and the necessary steps to prevent violations of law, which has also been completed.

Please refer to Exhibit 99.3 of the June 30, 2003 Form 10-QSB to view the Agreement in its entirety. The discussion of the Agreement herein is subject to the complete terms of the Agreement.

CORPORATION REGULATORY DEVELOPMENTS

On October 24, 2003, at the direction of the Federal Reserve Bank of Chicago, the Board of Directors passed a resolution requiring the Corporation to request approval from the Federal Reserve Bank of Chicago to: declare or pay corporate dividends; make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities; increase borrowings or incur debt; and redeem shares of stock. This resolution will remain in effect until such time as the Federal Reserve Bank of Chicago determines. These restrictions placed on the Corporation will restrict, among other things, the Corporation from making any distributions on the trust preferred securities, without the approval of the Federal Reserve Bank of Chicago.

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


Allowance for loan losses - Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors. The methodology employed by the Bank to assess the adequacy of the allowance for loan losses was the subject of regulatory and examiner criticism with significant recommendations for improvement. Bank management believes it has appropriately addressed all recommendations for improvement. For additional information on the allowance for loan losses and the estimates employed by the Bank please refer to the section entitled "Material Conditions Affecting the Corporation and its Performance," within "Management`s Discussion and Analysis or Plan of Operation."

Loan rating system and identification of impaired loans - The Bank has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the loan portfolio. The system considers factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, employment history and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. The Bank has an internal loan review associate, workout specialists and to a lesser extent, an external loan review service to assess risk ratings. The Bank's loan rating system and identification of impaired loans was the subject of regulatory and auditor criticism with significant recommendations for improvement. Please refer to "Material Conditions Affecting the Corporation and its Performance."

Other real estate owned ("OREO")-Other real estate includes properties acquired through foreclosure proceedings or by acceptance of a deed in lieu of foreclosure. OREO is recorded at the lower of its cost or the estimated fair market value less estimated selling cost. Fair market value may be determined using an available appraisal, less any adjustment Management deems necessary and prudent. Any write-down of the loan balance to estimated fair market value less estimated selling costs when the property is foreclosed is charged to the allowance for loan losses. Subsequent market write-downs of any properties are charged to current period earnings. Real estate market conditions existing at any time may have an effect on the fair market value of the property. The overall condition of the property once the Bank has possession of the property may have an effect on the estimated fair value of the property. In no event, will the property exceed book value once transferred to OREO.

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

FINANCIAL OVERVIEW

Total assets decreased by $14,306,000 or 7% from December 31, 2002 to September 30, 2003. This decrease was primarily the result of a decrease in gross loans of $41,139,000 or 24% to $130,950,000 at September 30, 2003 from $172,089,000 at
December 31, 2002. This decrease in the loan portfolio was offset by an increase in cash and cash equivalents of $26,362,000 or 318% since December 31, 2002. Total deposits decreased $6,592,000 or 4%. Borrowed funds decreased $6,173,000 or 18%. Year-to-date consolidated net loss was $1,743,000 through September 30, 2003 compared to a net income of $782,000 for the same period in 2002. Basic earnings/(loss) per share were ($3.31) for the nine months ended September 30, 2003 compared to $1.49 for the nine months ended September 30, 2002.

FINANCIAL CONDITION

INVESTMENTS, FED FUNDS SOLD AND INTEREST-BEARING DEPOSITS
Total investments, including securities available for sale, securities held to maturity, and other securities, were $29,581,000 at September 30, 2003, as compared to $26,417,000 at December 31, 2002. The increase of $3,164,000, or 12% is primarily the result of increased cash flow from the decrease in the loan portfolio. A 24% decrease in gross loans, from $172,089,000 at December 31, 2002 to $130,950,000 at September 30, 2003 was a primary source of funds for both investments and Federal funds sold. Federal funds sold increased 766% to $29,480,000 at September 30, 2003 from $3,404,000 at December 31, 2002, due mainly to the decline in the loan portfolio. At September 30, 2003 certificates of deposit purchased from other financial institutions totaled $495,000, an 81% decline from December 31, 2002. These deposits are primarily comprised of $99,000 individual certificates of deposit and provide an additional outlet for excess liquidity. Each instrument is fully insured up to $100,000 by the Federal Deposit Insurance Corporation or the National Credit Union Administration. Investment securities and Federal funds sold provide a source of liquidity as well as a means to diversify the risk inherent in the balance sheet.

The increase in Federal funds sold is due to the loan portfolio decreasing faster than maturities are occurring in the time deposit portfolio and the Bank's borrowed funds. The excess liquidity will be used to decrease the Bank's dependence on wholesale funds and borrowed funds.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of the loan mix at September 30, 2003 and December 31, 2002 (000s omitted):

                                                        September 30, 2003                           December 31, 2002
                                              -------------------------------------       -------------------------------------
                                                                      Percent of                                  Percent of
                                                   Amount             Total Loans              Amount             Total Loans
                                              -----------------     ---------------       -----------------     ---------------
Mortgage loans on real estate
      Residential 1-4 family                  $         47,626               36.4%        $         57,709               33.5%
      Construction                                       6,681                5.1%                  16,437                9.6%
      Second mortgage                                    1,421                1.1%                   2,339                1.4%
      Equity lines of credit                             1,922                1.5%                   1,958                1.1%
      Commercial                                        34,147               26.1%                  37,187               21.6%

Commercial loans                                        13,395               10.2%                  19,515               11.3%

Consumer installment loans
     Direct
          Automobile loans                               5,085                3.9%                   7,474                4.3%
          Recreational vehicles                          2,283                1.7%                   3,243                1.9%
          Home equity closed end                         4,728                3.6%                   7,322                4.3%
          Unsecured                                        778                0.6%                   1,594                0.9%
          Equipment loans                                  854                0.6%                   1,226                0.7%
          Other                                          1,995                1.5%                   1,464                0.9%
          Mobile homes                                     966                0.7%                   1,013                0.6%
     Indirect
          Automobile loans                               5,353                4.1%                   8,388                4.9%
          Recreational vehicles                          3,374                2.6%                   4,824                2.8%
     Personal lines of credit                              342                0.3%                     396                0.2%
                                              -----------------     ---------------       -----------------     ---------------

          Total loans                         $        130,950              100.0%        $        172,089              100.0%
                                              =================     ===============       =================     ===============



The Corporation's loan portfolio decreased by $41,139,000, or 24%, from $172,089,000 at December 31, 2002 to $130,950,000 at September 30, 2003.
Decreases in the portfolio came from all areas. Mortgage construction loans decreased 59% or $9,756,000, from $16,437,000 at December 31, 2002 to $6,681,000 at September 30, 2003. Residential real estate loans decreased by $11,037,000, or 18%, from $62,006,000 at December 31, 2002 to $50,969,000 at September 30,
2003. Consumer loans decreased by $11,186,000, or 30%, from $36,944,000 at December 31, 2002 to $25,758,000 at September 30, 2003. Commercial loans decreased by $9,160,000, or 16%, from $56,702,000 at December 31, 2002 to
$47,542,000 at September 30, 2003. Modified loan underwriting standards and practices for all loan types continues to cause both the existing loan portfolio and the volume of new loan activity to decline, contributing to the contraction of the entire loan portfolio. Construction loans are maturing with the end loan being sold to the secondary market. The Bank no longer provides the build by owner construction loan product, which has proven to be riskier to the Bank; this has decreased the volume of new construction loans in total. Interest rates in some cases have been purposefully above market rates as Management needed to focus work on strengthening policies and procedures, and tightening controls. The loan portfolio may continue to decline in the fourth quarter of 2003, though various initiatives are being implemented to generate a greater volume of new loans.

Off Balance Sheet Items
The following is a summary of outstanding commitments by the Corporation to grant loans, unfunded commitments under lines of credit and commercial and standby letters of credit at September 30, 2003 and December 31, 2002 (000's omitted):


                                                                      September 30,                  December 31,
                                                                          2003                          2002
                                                                  ----------------------        ----------------------
Commitments to grant loans                                           $           4,989             $          13,761
Unfunded commitments under lines of credit                                       4,420                         9,785
Commercial and standby letters of credit                                           226                           310
                                                                     -----------------             -----------------
                                                                     $           9,635             $          23,856
                                                                     =================             =================


Outstanding commitments to grant loans, lines of credit and standby letters of credit decreased 60% to $9,635,000 at September 30, 2003 from $23,856,000 at December 31, 2002. As with the decrease to gross loans, modified loan underwriting standards and practices, the current economic and interest rate environment, and the overall slow-down in area wide lending activities have reduced the outstanding amount of commitments outstanding. Management does not expect all commitments will result in funded loans.

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

     One or more of the following characteristics may be exhibited in loans rated "substandard":

         o Loans which possess a defined credit weakness and the likelihood that the loan shall be paid from the primary source of repayment is uncertain. Financial deterioration is underway and very close attention is warranted to insure that the loan is collected without loss;

         o Loans are not adequately protected by the current net worth and/or paying capacity of the obligor;

         o The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees;

         o Loans are characterized by the distinct possibility that the Bank shall sustain some loss if deficiencies are not corrected;

         o Unusual courses of action are needed to maintain a high probability of repayment;

         o The borrower is not generating enough cash flow to repay loan principal, however, continues to make interest payments;

         o The Bank is forced into a subordinated or unsecured position due to flaws in documentation;

         o Loans have been restructured so that payment schedules, terms, and collateral represent concessions to the borrower when compared to normal loan terms;

         o The Bank is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan;

         o There is a significant deterioration in market conditions and the borrower is highly vulnerable to these conditions; and

         o        History of chronic delinquency.


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

     Characteristics of credits classified "6" include:

         o Serious problems exist to the point where partial loss of principal is likely;

         o The primary source of repayment is gone and there is considerable doubt as to the quality of the secondary source of repayment;

         o The possibility of loss is high, but because of certain important pending factors, which may strengthen the loan, loss classification is deferred until its exact status is known. Pending factors include proposed merger, acquisition or liquidation procedures; capital injections; perfecting liens on additional collateral; and refinancing plans; and

         o Management has demonstrated history of failing to live up to agreements, unethical or dishonest business practices, bankruptcy, and/or conviction on criminal charges.

Credits classified "Loss":

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

     Characteristics of credits classified "Loss" includes:

                  o There exists no identifiable repayment source which is adequate to liquidate the debt.

                  o        Borrower has filed for bankruptcy.

                  o        The Bank has foreclosed/repossessed the collateral.

The following is a summary of classified loans as of September 30, 2003 and December 31, 2002 (000's omitted):

                                                      September 30, 2003      December 31, 2002
                                                      -------------------     -----------------
Loan Category:
      Commercial                                      $          10,069       $           7,151
      Residential real estate mortgages                           9,207                     219
      Consumer                                                    2,345                    --
                                                      -----------------       -----------------

      Total classified assets                         $          21,621       $           7,370
                                                      =================       =================


Classified assets increased 193% through the third quarter of 2003. The overall amount increased $14,251,000 to $21,621,000 at September 30, 2003 from $7,370,000 at December 31, 2002. As of September 30, 2003 loans rated Substandard comprised 90% of total classified loans, or $19,467,000, while loans rated Doubtful comprised 10% of total classified loans, or $2,154,000. As of December 31, 2002 loans rated Substandard comprised 76% of total classified loans, or $5,621,000, while loans rated Doubtful comprised 24% of classified loans, or $1,749,000. There were no loans classified as Loss at September 30, 2003 and December 31, 2002.

The Bank's largest lending relationship of $2,461,000 was classified during the beginning of the fourth quarter of 2003. The allocation to the allowance for loan losses was $123,000. This loan relationship is not reflected in the classified assets or in the allowance for loan loss allocation as of September 30, 2003. The Bank anticipates full payment of principal and interest on this loan. The loan is also supported by marketable collateral.

The increase in classified loans is due to several factors. In addition to the various credit administration and underwriting weaknesses noted elsewhere, the weak economic environment in northern Michigan has adversely impacted the overall credit quality of the loan portfolio. Additionally, the Bank's market area is heavily reliant on the tourism industry. Unfavorable weather conditions during the 2002-2003 winter season, and the spring of 2003, negatively impacted the local economy in the Bank's trade area. The combination of these factors, in addition to improved credit administration processes, contributed to the increase in classified assets from December 31, 2002.

As discussed in previous regulatory filings and elsewhere in this document, Management has instituted a comprehensive credit administration process to appropriately manage classified loans and implement corrective measures to eliminate the basis for classification. These measures include formal loan workout planning and implementation, greater senior management oversight of classified loans and independent internal loan review evaluation

Management will continue the review of the loan portfolio and will implement procedures to correct any weaknesses. In spite of the actions taken by management as noted above, classified loans may continue to increase throughout the remainder of 2003.

During the third quarter of 2003, the Bank established specific criticized asset plans for each criticized asset that equals or exceeds $100,000. A program to administer criticized assets was adopted by the Board. Both steps are requirements under Article IV of the Agreement. Please refer to Exhibit 99.3 of the June 30, 2003 Form 10-QSB to view the Agreement in its entirety.

At September 30, 2003, non-performing loans, which include non-accrual loans and loans 90 or more days past due and still accruing interest, totaled $10,180,000. Total non-accrual loans of $9,854,000 were comprised of 118 loans while loans 90 or more days past due and still accruing interest of $326,000 were comprised of 6 loans. At December 31, 2002, nonperforming loans totaled $2,267,000, of which $2,139,000 represented non-accrual loans and $128,000 represented loans 90 or more days past due and still accruing interest. The Corporation generally places loans on non-accrual status when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The Corporation also places loans on non-accrual status when it deems the collection of such interest unlikely. Loans are returned to a full accrual status when the loan is brought current according to all terms of the loan agreement, all past due principal and interest is paid and the Corporation deems its collateral position adequate to warrant a return to accrual status, as specified in the Uniform Retail Credit Classification and Account Management Policy.

The increase in non-performing loans was due to more effective problem loan identification, the current economic environment, a tightening of credit management practices and other factors as noted above. The Corporation expects the level of non-performing loans to remain at current levels or increase throughout the remainder of 2003. Nonperforming loans are included in the classified loan totals disclosed above.

At September 30, 2003, OREO increased $788,000 to $1,434,000, which represents a 122% increase from the December 31, 2002 total of $646,000. The increase in OREO is due to economic factors, an elevated occurrence of borrowers declaring bankruptcy, and the amount of build-by-owner construction properties going into default. Although the Bank has sold several OREO properties, several properties are in the early stages of the foreclosure process or are in the redemption period, and haven't yet become property of the Bank, at which time the Bank is able to actively promote sale of the property. Throughout the remainder of 2003, the number and dollar amount of other real estate properties most likely will increase. As the Bank bids on these properties and gains possession of these properties, write-downs to the allowance for loans losses and additional market value write-downs and losses on sale of such properties are likely to occur.

The Corporation had troubled debt restructurings of $4,954,000 as of September 30, 2003 and no troubled debt restructurings at December 31, 2002. These loans are also classified and are included in the classified loan totals discussed above. Troubled debt restructuring refers to the granting of a concession to a borrower, such as reducing the interest rate, the principal balance outstanding and/or accrued interest, or by extending the maturity of the loan, that would lower the present value of expected future cash flows to less than the book value of the original loan.

To account for the increased risk of loss associated with classified loans, loan loss provisions were increased substantially compared to previous years. Please refer to the "Results of Operations - Provisions for Loan Losses" section of this "Management's Discussion and Analysis or Plan of Operation" for additional information.

The following details the allocations of allowances for loan losses as of September 30, 2003 and December 31, 2002 (000s omitted):

                                                Allowance        Percent of                              Percent of Allowance
                                                for Loan            Total             Loans               for Loan Losses to
SEPTEMBER 30, 2003                               Losses           Allowance        Outstanding             Loans Outstanding
                                            -----------------  ---------------  -----------------    -----------------------------
Domestic:
      Commercial loans                               $ 3,038            45.3%           $ 47,542                            6.39%
      Residential real estate mortgages                2,131            31.8%             50,969                            4.18%
      Residential construction mortgages                  66             1.0%              6,681                            0.99%
      Consumer loans                                   1,265            18.9%             25,758                            4.91%
Foreign                                                    -              n/a                  -                              n/a
Unallocated                                              200             3.0%                  -                              n/a
                                            -----------------  ---------------  -----------------

      Total                                          $ 6,700           100.0%           $130,950
                                            =================  ===============  =================



                                                Allowance        Percent of                              Percent of Allowance
                                                for Loan            Total             Loans               for Loan Losses to
DECEMBER 31, 2002                                Losses           Allowance        Outstanding             Loans Outstanding
                                            -----------------  ---------------  -----------------    -----------------------------
Domestic:
      Commercial loans                               $ 2,594            57.4%           $ 56,702                            4.57%
      Residential real estate mortgages                  382             8.5%             62,006                            0.62%
      Residential construction mortgages                 165             3.7%             16,437                            1.00%
      Consumer loans                                   1,171            26.0%             36,944                            3.17%
Foreign                                                    -              - %                  -                              n/a
Unallocated                                              200             4.4%                  -                              n/a
                                            -----------------  ---------------  -----------------

      Total                                          $ 4,512           100.0%           $172,089
                                            =================  ===============  =================

The allowance for loan losses as a percentage of total loans was 5.1% at September 30, 2003, compared to 2.6% at December 31, 2002. The residential real estate mortgage portfolio received the largest increase in the allowance for loan losses of $1,749,000 or 79.9% of the total increase from December 31, 2002. This increase is due to specific allocations in the real estate mortgage portfolio and an increase in the general allocation of the portfolio due to the current amount of foreclosure activities of the portfolio. The amount allocated for real estate mortgage loans was increased to reflect the continuing risk generated by previously discussed underwriting weaknesses, coupled with a weakened economic environment in the Bank's trade area. Management anticipates a greater amount of foreclosures as a result. The increase in classified commercial loans resulted in a $444,000 increase in the allowance, or 20.29% of the total increase in the allowance for loan losses. There was an increase in classified consumer loans and a decrease in outstanding residential construction mortgage loans. The allowance for loan losses increased a total of $2,188,000, or 48.49% from December 31, 2002 to September 30, 2002. The unallocated portion of the allowance for loan losses as a percentage of the entire allowance for loan losses moderately declined to 3.0% at September 30, 2003 compared to 4.4% at December 31, 2002.

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

Management maintains an allowance for loan losses believed to be sufficient to absorb estimated probable credit losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable net charge-offs in the portfolio at each balance sheet date and is supported by all available and relevant information. The allowance for loan losses contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in the loan portfolio and loan relationships not specifically identified. Despite the problems noted in the "Material Conditions Affecting the Corporation and Its Performance" section, management believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio, acknowledging the uncertainties previously noted.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002 is presented in the following table (000s omitted):

                                 Three Months Ended September 30     Nine Months Ended September 30
                                ---------------------------------   ---------------------------------
                                     2003              2002              2003              2002
                                ---------------   ---------------   ---------------   ---------------
Balance - beginning of period   $         7,110   $         1,373   $         4,512   $         1,228

Loans charged-off:
   Commercial loans                         366                 -               393                 7
   Real estate mortgage loans                42                 2               233                 7
   Consumer loans                           737               305             1,487               609
                                ---------------   ---------------   ---------------   ---------------
     Total charge-offs                    1,145               307             2,113               623

Recoveries:
   Commercial loans                          62                 -                81                33
   Real estate mortgage loans                46                 2                83                 2
   Consumer loans                            78                39               239                82
                                ---------------   ---------------   ---------------   ---------------
     Total recoveries                       186                41               403               117

Provision for loan losses                   549               980             3,898             1,365
                                ---------------   ---------------   ---------------   ---------------

Balance - September 30          $         6,700   $         2,087   $         6,700   $         2,087
                                ===============   ===============   ===============   ===============

The Bank has experienced higher charge-off activity through the third quarter of 2003 compared to the same period in 2002. Recoveries have also increased during the same period of time due mainly to an increased usage of small claims court and more timely charge-off and repossession of the asset which results in the subsequent recovery. Future plans include sending charged-off accounts to attorneys for collection and continuing to use the small claim process. The weaknesses noted in the "Material Conditions Affecting the Corporation and its Performance" are a direct cause of the higher level of loan charge-off activity. The Corporation expects loan charge-off activity to remain elevated throughout 2003.

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

Overall, Bank management believes it has made progress in addressing the material weaknesses previously noted. Several steps have been taken to ensure that the policies and procedures are adhered to. The internal loan review and internal audit processes are fully functional and are monitoring activities in accordance with their responsibilities to ensure adherence to policies and procedures, timely risk identification and corrective action. Various corrective actions implemented by management have served to correct the deficiencies noted above. They include revised policies and procedures, creation of a credit department to improve administrative capacity, monitoring procedures to ensure adherence to policy and procedures and other actions to improve the lending function.

See "Bank Regulatory Developments" for information regarding formal supervisory activities of the Bank's regulator and "Corporation Regulatory Developments" for information regarding certain restrictions placed on the Corporation.

DEPOSITS

Total deposits decreased $6,592,000, or 4%, from $162,230,000 at December 31, 2002 to $155,638,000 at September 30, 2003. Non-interest bearing deposits experienced a temporary increase due to a few accounts receiving large, short-term deposits. Brokered certificates of deposits decreased 18% to $18,819,000 at September 30, 2003 and comprised 12% of total deposits as compared to $22,930,000 at December 31, 2002 and 14% of total deposits. Brokered certificates of deposit are acquired through an intermediary and typically require the Bank to pay a fee. Because of the Agreement the Bank is under, the Bank must obtain permission from the FDIC to acquire additional brokered funds. It is the intent of Bank management to no longer utilize brokered funds; however, the Bank may resume use of wholesale certificates of deposits, should the need arise.

BORROWED FUNDS

In addition to deposits, the Bank also utilizes the Federal Home Loan Bank of Indianapolis (FHLBI) as a primary funding source. The Bank considers the FHLBI a stable source of funding at competitive rates. FHLBI advances decreased by $6,173,000, or 18%, from $34,906,000 at December 31, 2002 to $28,733,000 at
September 30, 2003. Overall, the need for borrowings from the FHLBI declined due to the contraction of the loan portfolio through the third quarter of 2003. It has been the Bank's intent to continue to decrease the borrowings at the FHLBI because current liquidity estimates indicate surplus funds will be available; however, beginning in 2004, the Bank may begin to renew selected FHLBI advances based on available liquidity, advance term and rate, and loan demand.

OTHER LIABILITIES

In 2002 Gaylord Partners, Limited Partnership (the "Partnership"), a special-purpose subsidiary of North Bancorp, Inc., privately placed $5,000,000 of preferred securities which are reflected on the consolidated balance sheet as Guaranteed Preferred Beneficial Interests in the Corporation's Junior Subordinated Debentures (the "preferred securities"). Because of the Agreement the Bank is under, the Bank has to ask the permission of the OCC to maintain the scheduled quarterly distributions on the preferred securities, for each scheduled quarterly payment. Because the Bank is the primary source of payment of these distributions and the Corporation is now restricted from making any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without Federal Reserve Bank permission (see "Corporation Regulatory Developments"), it is likely that the Corporation may exercise its option to defer the scheduled quarterly payments for the foreseeable future.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the quarter ended September 30, 2003 totaled $1,567,000 and represented a decrease of $320,000, or 17%, compared to the same period one year ago. Interest income decreased $966,000 to $2,931,000 in the three months ended September 30, 2003 from $3,897,000 for the same period in 2002. The decrease in interest income was primarily due to the decrease in the volume of loans, the rate of interest loans are earning, and the recognition of classified and non-performing loans, including an increased level of non-accrual loans, as discussed in the "Loans and Allowance for Loan Losses" section. Interest expense decreased $646,000 to $1,364,000 in the three months ended September 30, 2003 from $2,010,000 for the same period in 2002. The decreases in interest expense are due to decreased rates paid on interest--bearing deposits, maturities of borrowed funds, and maturities of higher rate brokered and wholesale deposits.

Net interest income for the nine months ended September 30, 2003 totaled $4,945,000 and represented a decrease of $550,000, or 10%, compared to the same period one year ago. Interest income decreased $1,754,000 to $9,663,000 for the nine month period ended September 30, 2003, compared to $11,417,000 for the same period in 2002. Interest expense decreased $1,204,000 to $4,718,000 for the nine months ended September 30, 2003 compared to $5,922,000 for the same period in 2002. The changes were due to the reasons noted above.

NET INTEREST MARGIN

Following are the net interest margin calculations for the three and nine months ended September 30, 2003 and 2002 (000s omitted):

                                                                          Three Months Ended September 30
                                        -------------------------------------------------------------------------------------------
                                                          2003                                             2002
                                        -------------------------------------------    --------------------------------------------

                                            Average                     Average            Average                      Average
                                            Balance        Interest       Rate             Balance        Interest       Rate
 Federal funds sold                     $        27,651   $        70        1.00%     $         4,290  $         39         3.61%
 Int bearing cash and due from banks              1,681            10        2.36%                 138             6        17.29%
 Investment securities - taxable                 25,517           196        3.05%              18,218           227         4.94%
 Investment securities - tax-exempt               4,930            68        5.47%               4,612            79         6.80%
 Loans, net of unearned income                  138,918         2,611        7.46%             164,694         3,574         8.61%
                                        ---------------   -----------                  ---------------  ------------
 Total earning assets                   $       198,697   $     2,955        5.90%     $       191,952  $      3,925         8.11%
                                        ===============   -----------                  ===============  ------------


 Interest bearing deposits              $       129,393   $       968        2.97%     $       131,452  $      1,431         4.32%
 Borrowed funds                                  30,062           335        4.42%              37,590           507         5.35%
 Subordinated debentures                          5,000            61        4.84%               5,000            72         5.71%
                                        ---------------   -----------                  ---------------  ------------
 Total interest bearing liabilities     $       164,455   $     1,364        3.29%     $       174,042  $      2,010         4.58%
                                        ===============   -----------                  ===============  ------------

 Net interest income (FTE)                                $     1,591                                   $      1,915
                                                          ===========                                   ============
 FTE adjustment                                                    24                                             28

 Net interest spread (FTE)                                                   2.61%                                           3.53%
 Net interest margin (as a percentage
      of earning assets) (FTE)                                               3.18%                                           3.96%


                                                                          Nine Months Ended September 30
                                        -------------------------------------------------------------------------------------------
                                                          2003                                             2002
                                        -------------------------------------------    --------------------------------------------

                                            Average                     Average            Average                      Average
                                            Balance        Interest       Rate             Balance        Interest       Rate

Federal funds sold                      $        20,748   $        150         0.97%   $         5,676   $        68         1.60%
Int bearing cash and due from banks               2,054             39         2.54%               413             7         2.27%
Investment securities - taxable                  22,027            620         3.76%            19,259           652         4.53%
Investment securities - tax-exempt                5,519            227         5.50%             4,994           212         5.68%
Loans, net of unearned income                   153,764          8,708         7.57%           167,382        10,554         8.43%
                                        ---------------   ------------                 ---------------   -----------
Total earning assets                    $       204,112   $      9,744         6.38%   $       197,724   $    11,493         7.77%
                                        ===============   ------------                 ===============   -----------

Interest bearing deposits               $       136,164   $      3,426         3.36%   $       135,816   $     4,214         4.15%
Borrowed funds                                   32,576          1,101         4.52%            37,490         1,611         5.75%
Subordinated debentures                           5,000            191         5.11%             2,289            97         5.67%
                                        ---------------   ------------                 ---------------   -----------
Total interest bearing liabilities      $       173,740   $      4,718         3.63%   $       175,595   $     5,922         4.51%
                                        ===============   ------------                 ===============   -----------

Net interest income (FTE)                                 $      5,026                                   $     5,571
                                                          ============                                   ===========
FTE adjustment                                                      81                                            76

Net interest spread (FTE)                                                      2.75%                                         3.26%
Net interest margin (as a percentage
     of earning assets) (FTE)                                                  3.29%                                         3.77%

The Bank's net interest margin decreased to 3.18% for the three months ended September 30, 2003 from 3.96% for the same period in 2002. The net interest margin compression continues to reflect the effects of refinancing, reversing income from current period interest income in response to recognizing non-accrual loans, the exceptionally low interest rate environment, the adverse affects from non-accrual loans, and overall declines in the loan portfolio.

The net interest margin table above shows that for the nine months ended September 30, 2003 the Bank's loan portfolio generated an average yield of 7.57%, compared to 8.43% for the same period a year ago. Similarly, for the three months ended September 30, 2002 the Bank's loan portfolio produced an average yield of 7.46% compared to 8.61% during the same period in 2002. Many loan customers took advantage of the lower rate environment to reduce their borrowing costs by refinancing their loans before scheduled maturity. The consumer loan portfolio, which traditionally produces a higher yield, has decreased substantially over the last nine months.

Interest expense was lower for the three months ended September 30, 2003 compared to the same period in 2002, as the Bank took advantage of the low rate environment to reduce its cost of funds. The average cost of funds for interest bearing deposits for the three months ended September 30, 2003 was 2.97% compared to 4.32% for the same period in 2002. The Bank should continue to experience declining interest expense costs as certificates of deposits with above market interest rates continue to mature into 2004. The Corporation's subordinated debentures are above current funding rates, which contributes negatively to the overall cost of funds. The average cost of funds for borrowings declined to

4.42% for the three months ended September 30, 2003 from 5.35% for the same period in 2002. For the nine months ended September 30, 2003 the average cost of funds for interest bearing deposits and borrowings was 3.36% and 4.52%, respectively. For the same period in 2002 the average cost of funds was 4.15% and 5.75%.

The net interest margin is not expected to show marked improvement due to the low interest rate environment which is expected to continue into the near future, and local competition in both loan and deposit products, and the continuing effects of non-accrual loans.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to operations was $549,000 for the quarter ended September 30, 2003 as compared to $980,000 for the quarter ended September 30, 2002. The Bank experienced a higher amount of charge-off activity, as discussed in the "Loans and Allowance for Loan Losses" section. Net loan charge-offs for the quarter ended September 30, 2003 totaled $959,000 as compared to $266,000 for the quarter ended September 30, 2002. The level of loan charge-off activity may remain elevated during 2003. Additional loan loss provisions may be necessary to account for any additional risks identified and/or continued loan charge-off activity. As noted elsewhere, the economic environment and other factors have negatively impacted the provision for loan losses. Please refer to the "Loans and Allowance for Loan Losses" section for additional information.

The provision for loan losses charged to operations for the nine months ended September 30, 2003 was $3,898,000 as compared to $1,365,000 for the nine months ended September 30, 2002. For comparison purposes, net charge-offs for the nine months ended September 30, 2002 totaled $1,710,000 as compared to $506,000 for the nine months ended September 30, 2002.

NON-INTEREST INCOME

Non-interest income increased by $121,000 to $600,000 for the quarter ended September 30, 2003 as compared to $479,000 for the quarter ended September 30, 2002. The increase in non-interest income was primarily due to increased volume of real estate mortgage loans originated for sale. The gain on the sale of such loans was $138,000 for the three months ended September 30, 2003 as compared to $81,000 for the three months ended September 30, 2002. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $191,000 for the quarter ended September 30, 2003 as compared to $133,000 for the quarter ended September 30, 2002. The required quarterly mortgage servicing rights valuation was completed during the third quarter and showed an increase in value, which allowed the Bank to recover the previously recognized impairment of the asset, of $124,000. Service charge income on deposit accounts decreased by $23,000 to $125,000 for the quarter ended September 30, 2003. This was due primarily to a steep decline in non-sufficient funds charges as the volume of non-sufficient funds items decreased significantly.

Non-interest income increased by $817,000 to $2,054,000 for the nine months ended September 30, 2003 as compared to $1,237,000 for the nine months ended September 30, 2002. The increase in non-interest income on a year-to-date basis was for substantially the same reason noted above. The gain on the real estate mortgage loans originated for sale was $451,000 for the nine months ended September 30, 2003 as compared to $171,000 for the nine months ended September 30, 2002. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $758,000 for the nine months ended September 30, 2003 as compared to $337,000 for the nine months ended September 30, 2002. Service charges on deposit accounts decreased by $21,000 to $387,000 for the nine months ended September 30, 2003 for the same reason noted above.

In an effort to mitigate exposure to interest rate risk, most fixed rate, residential real estate loans are sold to the Federal Home Loan Mortgage Corporation. The Bank retains the servicing and receives a gain on the sale of such loans and records the servicing rights asset with corresponding income at the time the loans are sold. The Bank has experienced a decline in the volume of mortgage refinances and expects the volume to continue at lower levels as the amount of borrowers who would benefit from a mortgage refinance has declined and due to the increase in secondary market rates.

NON-INTEREST EXPENSE

Non-interest expense increased by $420,000 to $1,820,000 for the quarter ended September 30, 2003 as compared to $1,400,000 for the quarter ended September 30, 2002. The increase was attributed to several factors.

Personnel costs increased $123,000, or 21%, as full time equivalent employees increased from sixty-three at September 30, 2002 to seventy-two at September 30, 2003. Management determined that additional staffing was necessary to implement additional administrative processes to manage credit risk, maintain proper internal control and adherence to policy and procedures. Professional fees increased during the third quarter of 2003 by $126,000 to $204,000 primarily due to workout specialist fees and an increase in legal fees associated with loan collection activities and various litigation efforts. Amortization of mortgage servicing rights increased from $79,000 for the three months ended September 30, 2002 to $135,000 for the three months ended September 30, 2003, as residential mortgage loan customers took increasing advantage of the low rate environment to refinance their loans. The increase in other expenses is primarily related to additional write-downs of other real estate as the Bank is proactively obtaining updated appraisals on those properties, loss on sale of other real estate, repossessions, and an increase in OCC and FDIC costs.

Non-interest expenses increased by $1,569,000 to $5,817,000 for the nine months ended September 30, 2003 as compared to $4,248,000 for the nine months ended September 30, 2002. Personnel costs increased by $641,000, or 33%, to $2,592,000 for the nine months ended September 30, 2003. In addition to the reasons noted above, retirement benefit costs of $140,000 related to the retirement of former President John R. Kluck, were fully accounted for during the second quarter of 2003. Equipment and data processing expenses increased by $46,000 to $460,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Professional fees increased by $176,000 to $463,000 for the nine months ended September 30, 2003 as compared to $287,000 for the nine months ended September 30, 2002. Loss on the sale and write downs of other real estate owned totaled $288,000 for the nine months ended September 30, 2003 as compared to $91,000 for the nine months ended September 30, 2002, as the volume of foreclosures and the associated costs have increased, and market values in the area have somewhat declined. The increases to personnel costs, equipment and data processing expenses and professional fees are for substantially the same reasons noted above.

While management continues to identify cost-saving opportunities, the Bank is likely to incur additional expenses associated with loan collection activities.

FEDERAL INCOME TAX EXPENSE

The Corporation had a federal income tax credit of $123,000 for the quarter ended September 30, 2003 as compared to a federal income tax credit of $20,000 for the quarter ended September 30, 2002.

The provision for federal income tax was 36% of pretax income/(loss) for the nine months ended September 30, 2003 as compared to 30% for the nine months ended September 30, 2002. The difference between the statutory rate and the effective tax rate is due to tax-exempt income and non-deductible expenses.

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

At September 30, 2003, the Bank held cash and cash equivalents of $34,654,000 and $26,194,000 of the Bank's investment securities were classified as available for sale. However, $8,043,000 of available-for-sale investment securities are pledged as collateral to the FHLBI and not available for liquidity needs. The amortized cost of the available for sale securities was less than the fair value at quarter-end, primarily as the result of decreasing interest rates, which resulted in an unrealized gain within the investment portfolio. Management does not believe the sale of any of the Bank's securities would materially affect the overall financial condition of the Corporation. Management believes it has sufficient liquidity and sources of liquidity to meet its obligations.

The Bank had net increases in cash and cash equivalents of $26,362,000 and $3,717,000 for the nine months ended September 30, 2003 and 2002, respectively. Net income/(loss) was ($1,743,000) and $782,000 for nine months ended September 30, 2003 and 2002, respectively. After adjustments for noncash items -- which consist primarily of the provision for loan losses, deferred federal income taxes, depreciation and amortization -- and changes in other assets and other liabilities, the net cash provided by operating activities totaled $2,652,000 and $1,312,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Bank's investing activities relate to interest bearing deposits in banks, available for sale and held to maturity investment securities, loans, and premises and equipment. The net cash provided by (used in) investing activities totaled $36,376,000 and ($26,951,000) for the nine months ended September 30, 2003 and 2002, respectively. The $63,327,000 increase between periods is directly related to the decrease in net loans of $37,959,000 for 2003 as compared to the increase in net loans of $17,568,000 that was recognized in the first nine months of 2002. The Bank also invested in available for sale securities in the amount of $13,801,000 throughout the nine months of 2002, as compared to $11,202,000 throughout the nine months of 2003.

Net cash provided by (used in) financing activities totaled ($12,666,000) and $29,356,000 for the nine months ended September 30, 2003 and 2002, respectively. Financing sources for the Bank are primarily deposits and borrowings. The cash provided by financing activities decreased from 2002 to 2003. The net decrease in deposits was $6,592,000 for 2003 as compared to a net increase of $28,674,000 for 2002. Rapid loan growth throughout 2002 was the main reason for the large increase in deposits, as the Bank used more aggressively priced local and wholesale deposits to fund growth. The net decrease in borrowings from December 31, 2002 to September 30, 2003 totaled $6,173,000.

The Bank has contractual payments due on time deposits and Federal Home Loan Bank advances of $15,663,000 and $2,250,000, respectively, in 2003. In an effort to decrease dependency on wholesale and brokered funds, the Bank anticipates only local, core time deposits will be renewed and retained upon maturity. Depending on the economic and competitive conditions at the time of maturity, the rates paid on renewed time deposits may differ from the rates currently paid. Currently, the Bank is not renewing Federal Home Loan Bank advances or out-of-area time deposits, as the Bank continues to focus on local, core deposits. This is possible due to excess liquidity and expected declines in the loan portfolio. At September 30, 2003, the Bank had the ability to borrow an additional $1,035,000 from the Federal Home Loan Bank. This amount may decline as the amount of collateral fluctuates due to loan payoff activity, delinquency rates of mortgage loans pledged as collateral and maturity activity of investment securities. Collateral consists of a limited amount of US Treasuries, first and second home loan mortgages, and commercial type property mortgages. This amount may decrease as the residential mortgage loan portfolio continues to contract. Other qualifying assets, such as additional investment securities, may be pledged to ensure that sufficient collateral is maintained.

CAPITAL RESOURCES

As previously noted, the supervisory Agreement between the Bank and the OCC establishes minimum capital requirements. Please refer to the section entitled "Bank Regulatory Developments" for additional information.

Actual capital ratios as of September 30, 2003 and December 31, 2002, are shown in the following table (000's omitted):

                                                                                                    Minimum Required to be
                                                                         Minimum Required for       Well Capitalized Under
                                                                          Capital Adequacy         Prompt Corrective Action
                                                        Actual                 Purposes                    Provisions
                                              -----------------------  -------------------------  ----------------------------
AS OF SEPTEMBER 30, 2003:
      Total Capital
           (to Risk Weighted Assets)
           Consolidated                         $ 13,899      11.74%       $  9,474       8.00%            n/a        n/a
           First National Bank of Gaylord         13,655      11.55           9,457       8.00        $ 11,821      10.00%
      Tier I Capital
           (to Risk Weighted Assets)
           Consolidated                         $  9,855       8.32%       $  4,737       4.00%            n/a        n/a
           First National Bank of Gaylord         12,112      10.25           4,728       4.00        $  7,093       6.00%
      Tier I Capital
           (to Average Assets)
           Consolidated                         $  9,855       4.79%       $  8,228       4.00%            n/a        n/a
           First National Bank of Gaylord         12,112       5.90           8,216       4.00        $ 10,270       5.00%

AS OF DECEMBER 31, 2002:
      Total Capital
           (to Risk Weighted Assets)
           Consolidated                         $ 15,968      10.53%       $ 12,135       8.00%            n/a        n/a
           First National Bank of Gaylord         15,675      10.35          12,115       8.00        $ 15,144      10.00%
      Tier I Capital
           (to Risk Weighted Assets)
           Consolidated                         $ 12,073       7.96%       $  6,068       4.00%            n/a        n/a
           First National Bank of Gaylord         13,750       9.08           6,057       4.00        $  9,086       6.00%
      Tier I Capital
           (to Average Assets)
           Consolidated                         $ 12,073       5.80%       $  8,325       4.00%            n/a        n/a
           First National Bank of Gaylord         13,750       6.61           8,319       4.00        $ 10,398       5.00%

The increased credit risk discussed in the "Loans and Allowance for Loan Losses," "Provision for Loan Losses" and "Material Conditions Affecting the Corporation and its Performance" sections represent increased demands on the Corporation's capital. It is possible that loan charge-offs and/or increasing classified assets will require additional loan loss provisions of a sufficient amount to cause the Corporation and/or the Bank to fall below nominal the levels considered "well-capitalized" by the regulatory authorities. Because of the Agreement the Bank is under, the Bank may not be deemed to be "well capitalized" under current capital ratios, because the Agreement requires the Bank to maintain higher capital ratios than otherwise required.

Management has initiated steps to decrease risk-weighted and average assets of the Bank. In doing so, the size of the Bank will decrease which will increase the capital ratios. The Corporation is also actively investigating additional capital options from different sources.

Please refer to the section entitled "Bank Regulatory Developments" for information regarding formal supervisory activities of the Bank's regulator and "Corporation Regulatory Developments" for information regarding certain restrictions placed on the Corporation.

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

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

The information required by this item is contained in the sections entitled "Bank Regulatory Developments" and Corporation Regulatory Developments" within
Part I, Item 2-Management's Discussion and Analysis or Plan of Operation, and is hereby incorporated by this reference.


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



                                     NORTH BANCORP, INC.



                                 By: /s/ William A. Kirsten
                                     ------------------------------------
                                     William A. Kirsten
                                     President and Chief
                                     Executive Officer




                                And: /s/ Susan A. Norris
                                     ------------------------------------
                                     Susan A. Norris
                                     Chief Financial Officer

DATED: November 14, 2003

EXHIBIT INDEX


Number            Exhibit

31.1              Certification of Chief Executive Officer.

31.2              Certification of Chief Financial Officer.

32.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.