Form 10KSB
period 2003-12-31
NORTH BANCORP INC
filed 2004-03-30
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recently completed fiscal year: $14,517,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 29, 2004, was $7,461,000.

As of February 28, 2004, there were 532,896 shares of Common Stock of the Issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: [ ] No: [X]

TABLE OF CONTENTS

                                                                                      PAGE
PART I

Item 1         Description of Business                                                  2
Item 2         Description of Property                                                 13
Item 3         Legal Proceedings                                                       14
Item 4         Submission of Matters to a Vote of Security Holders                     14

PART II

Item 5         Market for Common Equity, Related Stockholder Matters, and Small
                  Business Issuer Purchases of Equity Securities                       15
Item 6         Management's Discussion and Analysis or Plan of Operation               17
Item 7         Financial Statements                                                    34
Item 8         Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                              34
Item 8A        Controls and Procedures                                                 34

PART III

Item 9         Directors and Executive Officers of the Registrant                      35
Item 10        Executive Compensation                                                  36
Item 11        Security Ownership of Certain Beneficial Owners and Management, and
                  Related Stockholder Matters                                          36
Item 12        Certain Relationships and Related Transactions                          38
Item 13        Exhibits and Reports on Form 8-K                                        38
Item 14        Principal Accountant Fees and Services                                  38

Signatures                                                                             40

Exhibit Index                                                                          41

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE CORPORATION

North Bancorp, Inc. (the "Corporation") is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, the Corporation is subject to regulation by the Federal Reserve Board of Governors. In 1975, First National Bank of Gaylord ("Bank") was organized to offer a new banking alternative to the people of Otsego County, Michigan. In 1991, North Bancorp, Inc. was organized to provide the Bank with the corporate governance options of a one-bank holding company. The Bank formed a wholly owned subsidiary, First of Gaylord Financial Services, Inc. in 1997 to provide limited insurance agency services to the Bank. In 2002, Gaylord Partners, Limited Partnership ("Gaylord Partners"), was formed as a special purpose subsidiary of the Corporation to issue preferred securities to investors. The Corporation exists primarily for the purpose of holding all the stock of the Bank, and of such other subsidiaries as it may acquire or establish. On March 4, 2004, the Corporation executed a definitive agreement in which the Corporation and its wholly owned subsidiaries will be acquired by Independent Bank Corporation. For more information, please refer to Bank Regulatory Developments located in Item 6, "Managements Discussion and Analysis or Plan of Operation."

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

Otsego County, located in the northern portion of the Lower Peninsula in Michigan, is 230 miles north of Detroit, Michigan. Otsego County's population of approximately 23,000 has a median age of 37.7 years, according to the 2000 Census. The area's largest employers include Otsego Memorial Hospital, Gaylord Community Schools, Cooper Standard (manufacturer), Reptron (component manufacturer) and Georgia-Pacific (industrial wood products). The most prominent industries in Otsego County include the manufacturing, tourism, retail, and service industries. Roscommon County, located approximately 180 miles north of Detroit, Michigan, has a population of approximately 25,500 and a median age of 47.2, according to the 2000 Census. The area's largest employers include Houghton Lake Community Schools, Gerrish Higgins Community Schools and Lear Corporation. Prominent industries include tourism, manufacturing and various retail and service-related industries.

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

The Bank's legal lending limit is approximately $2,269,000 at December 31, 2003, which limits the size loan the Bank is able to offer to potential customers, which is less than the loan size many competitors are able to offer. These limits affect to some degree its ability to seek relationships with the area's larger businesses. The Bank seeks to accommodate loan volumes in excess of its lending limits through the sale of participations in such loans to other banks. However, there is no assurance that such loan participations will be available or be on terms favorable to the Bank.

Substantially all of the Bank's loans are to customers located within its primary market area. The Bank has no foreign loans. The Bank conducts its lending activities pursuant to a loan policy adopted by its board. This loan policy grants individual loan officers authority to make secured and unsecured loans in specific dollar amounts.

While the Bank's policies and procedures require the various activities mentioned above, internal loan reviews completed in 2002 and throughout 2003 noted that policies and procedures were not being consistently adhered to in loans originated prior to 2003. This failure to follow underwriting procedures and other deficiencies and underwriting weaknesses have resulted in subprime consumer and mortgage portfolios that have required significant additional internal controls and administration.

The term "subprime" refers to the credit characteristics of individual borrowers. Subprime borrowers typically have weakened credit histories that include payment delinquencies, and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Such loans have a higher risk of default than loans to prime borrowers.

Please refer to "Material Conditions Affecting the Corporation and Its Performance" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" for additional information regarding the lending function and loan administration and underwriting weaknesses.

COMMERCIAL LOANS

The commercial loan portfolio consists primarily of loans secured by owner occupied or investor commercial real estate. The portfolio also contains a substantial amount of loans secured by other types of collateral, such as equipment, inventory, golf courses, and other business assets.

The risks associated with commercial loans vary depending on the borrower's experience and financial situation, repayment ability, collateral, the economic environment, competitive factors, type of business, and other related factors. The Bank attempts to mitigate these risks by documenting as much information about the borrower, any guarantor, collateral, loan purpose, financial strength, and other information that management believes to be relevant. All information is gathered and taken into account to develop an analysis of the overall risk associated with a proposed commercial loan and whether approval is appropriate. If a commercial loan is granted, the Bank's loan policy requires management to maintain on-going monitoring of the various risks originally identified, as well as any new risks. This on-going analysis may consist of subsequent, periodic reviews of the borrower's financial statements and tax returns, and credit history and internal loan review. Additionally, conversations with the borrower and periodic inspections of any facilities may provide relevant information.

Lines of credit typically are limited to a percentage of the value of the assets securing the line and are usually priced by a floating rate formula. Lines of credit typically are reviewed annually and are supported by commercial real estate, accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, the Bank may require periodic aging of receivables, and inventory and equipment listings prior to advancing funds. Term loans are typically also secured by the assets of the clients' businesses. Term loans typically have maturities between one to five years, with either floating or fixed rates of interest. The Bank issues standby or performance letters of credit on a limited basis following the terms and requirements written in the loan policy.

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

Because of the stable, homogeneous nature of residential real estate, the risk associated with this type of loan is considered lower than other types of loans. There are three primary areas of risk associated with residential real estate loans. The first risk is the borrower's ability to repay the loan from current income sources. Because of the lengthy nature of these loans, with maturities up to 30 years, the borrower's ability to generate sufficient income over a long period of time is critical to ensure overall repayment ability. To mitigate this risk, the Bank obtains and analyzes complete information about each prospective borrower's employment situation, income level, and continued employment prospects from the borrower and/or his/her employer. Next, determining a reasonably accurate approximation of the collateral's value is vital. Again, because of the long nature of these types of loans, collateral that fully supports the loan amount is critical to ensuring a high quality loan. The Bank manages this risk by utilizing licensed, reputable real estate appraisers to aid in the collateral's valuation estimate. Third, an appropriate loan structure is also important for risk management purposes. Conventional banking standards maintain that there should be a reasonable cushion between the collateral value and the loan amount. Management mitigates this risk by requiring senior officers to approve loans above a certain dollar amount to ensure that this, and all other risks are appropriately identified, analyzed, and taken into consideration.

Residential mortgage products range from 30-year fixed rate products to personal construction lending. The home mortgage market is very competitive and frequently service quality distinguishes competitors from one another. Residential lending is an excellent vehicle to attract new clients.

The residential construction mortgage portfolio consists of single residential properties. Construction lending has greater inherent risk. Currently, each project is closely monitored throughout its term. Typically, full investment of the borrower's equity in the construction project is required prior to injecting Bank funds. Title companies are utilized to disburse periodic draws from the construction line to help ensure that there will be no title problems at the end of the project. Due to the increased risk inherent in construction lending, this type of lending was curtailed during 2003.

CONSUMER LOANS

The consumer loan portfolio consists of loans to acquire personal assets such as automobiles, boats and recreational vehicles. A key factor in originating consumer loans is knowing the borrowers. When consumer loans are unsecured, the character and integrity of the borrower become as important as the borrower's financial statement.

Consumer customers request primarily fixed-rate term loan products. Consumer loans are subject to the same approval process as all other types of loans. Each client is underwritten to ensure that he or she has adequate collateral coverage and cash flow. Exceptions to formal underwriting guidelines and loan policies require Senior Lending Officer or CEO approval, to ensure adequate risk management.

The home equity loan portfolio, a significant component of the consumer loan portfolio, consists of traditional home equity lines of credit prevalent in the market today and closed-end term loans. In general, the Bank advances up to 85% on the value of a home, less the amount of prior liens. Home equity loans are closed-end loans while home equity lines of credit are funded by drafts that function as bank checks. Home equity loans are approved using the same standards as residential mortgage loans. Each borrower's personal cash flow is compared to debt service requirements to determine his/her ability to repay. Home equity lines of credit are competitively priced and are based on a floating rate formula. Closed-end home equity loans are usually fixed rate loans with a term of 5 years or less.

Typically, consumer loans carry less risk, on an individual loan basis, than other types of loans because the loan amounts tend to be smaller. However, in the aggregate, unidentified or unmanaged risks can become significant even with smaller individual loan amounts. These risks center around the borrowers and any collateral. While the Bank requires collateral on most consumer loans, the collateral tends to be mobile in nature (i.e. an automobile or motorcycle) and may not necessarily be located, if required. Further, unlike real estate, the collateral used for consumer loans depreciates over time (except for consumer loans secured by real estate). Consumers tend to finance vehicles and recreational vehicles for up to five years, and sometimes longer. Thus, in a loan default situation, the collateral's value may not be sufficient to fully repay its corresponding loan because consumer collateral typically depreciates more rapidly than the loan balance decreases. Consequently, the credit history, employment history, and repayment ability of the borrower is critical to maintaining sound credit quality. The Bank has established underwriting criteria for loan officers to rely upon to help mitigate this risk. Additionally, an independent internal loan review process has been implemented to monitor compliance with underwriting standards. The Bank also maintains an active collection process for loans that are past due. Management believes that by communicating as early as possible with past due loan customers and learning about their current individual situations, more workout solutions are possible.

DEPOSITS

The Bank offers a broad range of deposit products, including checking, business checking, savings and money market accounts, certificates of deposit and direct-deposit services. Transaction accounts and certificates of deposit are tailored to the primary market area at rates competitive with those offered in Otsego County. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. Individuals, businesses, associations, financial institutions and government entities are solicited for deposits. Additionally, the Bank utilizes several sources for national market certificates of deposit. The Bank no longer uses brokered funds. Additionally, any bank whose capital status falls below well-capitalized, must apply for and receive a waiver from the FDIC before it can accept, or renew brokered deposits.

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

The investment portfolio also includes equity investments in the Federal Home Loan Bank of Indianapolis and the Federal Reserve Bank of Chicago. The Bank invests in the Federal Home Loan Bank of Indianapolis in order to be a member, which qualifies the Bank to use its services including Federal Home Loan Bank borrowings. Investment in the Federal Reserve Bank of Chicago is a requirement of membership. Membership in the Federal Reserve System is a requirement of national banks.

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

On July 10, 2003, the Bank's Board of Directors entered into a supervisory Agreement ("Agreement") with the Bank's primary federal regulator, the Office of the Comptroller of the Currency ("OCC"). Please refer to "Bank Regulatory Developments" in the "Management's Discussion and Analysis of Financial Condition or Plan of Operation" section for additional information on the Agreement.

FDIC INSURANCE ASSESSMENTS

The Bank is subject to FDIC deposit insurance assessments. On January 1, 1994, a risk-based deposit premium assessment system became effective under which each depository institution is placed in one of nine assessment categories based on certain capital and supervisory measures. The deposit insurance assessment schedule published by the FDIC for the assessment period commencing January 1, 1998, maintained the nine categories but provided for major reductions in the assessment rates for institutions insured by the Bank Insurance Fund of the FDIC ("BIF"). These reductions occurred because the balance in BIF had reached or surpassed the "designated reserve ratio" set by law for the balance in the fund to maintain with respect to BIF-insured deposits. The FDIC has continued these reduced assessment levels. As of December 31, 2003, the Bank was adequately capitalized, which represents a change from December 31, 2002, when the Bank was well capitalized. Bank management expects to continue to pay higher FDIC premiums due to the Bank's overall capitalization and other regulatory factors. FDIC premiums have increased significantly from quarterly billings in January 2003 of $6,700 to $70,000 in January 2004.

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

PROMPT CORRECTIVE ACTION

To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as "prompt corrective action." Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio and subjective factors. The categories are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A financial institution's operations can be significantly affected by its capital classification. For example, an institution that is not "well-capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, aspects of the institution's capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds. To be considered "well-capitalized," a financial institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, and a leverage ratio of at least 5%, and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of December 31, 2003, the Bank was adequately-capitalized.

An adequately capitalized bank must apply for and receive a waiver from the FDIC before it can accept, renew or rollover brokered deposits. Such a waiver has not been applied for to date. The Bank has no plans to apply for a waiver, but may choose to do so, if necessary. The Bank is also limited, by regulation, to paying rates of deposits no more than 75 basis points over the average rate of local financial institutions.

Please refer to "Bank Regulatory Developments" within "Management's Discussion and Analysis of Financial Condition or Plan of Operation" for additional information regarding the Agreement and any additional capital requirements placed on the Corporation by the regulatory body.

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

EMPLOYEES

As of December 31, 2003, the Bank employed 71 persons (68 full time equivalents).

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

The Bank is a customer-driven organization, emphasizing personalized customer relationships, complemented by the convenience of technology. Various segments of the market are targeted, as management believes certain segments provide greater opportunities for profit than others. The Bank currently targets real estate supported loans such as 1-4 family residential mortgages, certain commercial real estate loans, home equity loans and consumer-related loans. Management anticipates continuing to offer a full line of deposit services such as demand deposit accounts, savings accounts, certificates of deposit and money market accounts. By avoiding multiple lines of non-traditional products the Bank's staff has the opportunity to develop substantial expertise. Management believes that significant opportunities are available by providing traditional banking services.

LEGAL LENDING LIMIT

Pursuant to federal banking regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 2003, the legal lending limit was approximately $2,269,000. One insider credit relationship is in non-conformance with the Bank's legal lending limit, due to the performance of the Bank and the decline in earnings and capital in 2003, and is classified. The loan was in conformance with the legal lending limit when originated. The Bank is taking appropriate steps to bring the loan back into conformance.

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

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation.

                                                                At or for the Year Ended December 31,
                                                  2003           2002           2001           2000           1999
                                                ---------      ---------      ---------      ---------      ---------
Selected Financial Condition Data:
    Assets                                      $ 172,557      $ 212,862      $ 187,800      $ 133,279      $  91,226
    Loans                                         118,575        172,089        157,106        111,036         71,835
    Deposits                                      135,747        162,230        136,618         85,652         64,139
    Borrowed funds                                 26,286         34,906         39,271         40,252         21,555
    Stockholders' Equity                            3,987          9,441         10,798          5,987          4,456

Selected Operations Data:
    Interest income                             $  12,106      $  15,258      $  13,521      $   9,712      $   5,871
    Interest expense                               (5,888)        (7,887)        (7,168)        (5,057)        (2,407)
                                                ---------      ---------      ---------      ---------      ---------
    Net interest income                             6,218          7,371          6,353          4,655          3,464
    Provision for loan losses                      (5,849)        (5,337)          (886)          (523)          (300)
                                                ---------      ---------      ---------      ---------      ---------
    Net interest income after provision
       for loan losses                                369          2,034          5,467          4,132          3,164
    Noninterest income                              2,411          1,959          1,332            896            808
    Noninterest expenses                           (8,037)        (6,171)        (4,686)        (3,379)        (2,801)
    Federal income tax (expense) benefit             (153)           803           (697)          (534)          (357)
                                                ---------      ---------      ---------      ---------      ---------
    Net Income (loss)                           $  (5,410)     $  (1,375)     $   1,416      $   1,115      $     814
                                                =========      =========      =========      =========      =========
Per Share Data (1):
    Earnings (loss) per share                   $  (10.25)     $   (2.62)     $    3.12      $    3.57      $    2.63
    Book value                                  $    7.48      $   17.95      $   20.56      $   18.20      $   14.38
    Dividends per share                         $       -      $    0.40      $    0.40      $    0.33      $    0.30
    Weighted average shares outstanding           527,680        525,545        454,486        312,157        309,670
    Actual shares outstanding                     532,896        525,896        525,295        329,007        309,772

Other Data:
    Net interest margin                              3.59%          3.74%          4.26%          4.43%          5.03%
    Net interest rate spread                         3.62%          3.25%          3.61%          3.76%          4.41%
    Allowance for loan losses to total loans         5.55%          2.62%          0.78%          0.76%          0.81%
    Nonperforming loans to total loans              10.67%          1.32%          0.52%          0.13%          0.11%
    Efficiency ratio                                93.14%         66.14%         60.98%         60.87%         65.57%
    Return on average assets                        (2.55%)        (0.66%)         0.90%          1.00%          1.05%
    Return on average equity                       (68.17%)       (12.10%)        15.80%         22.25%         19.50%
    Dividend payout ratio                               -%        (15.27%)        12.82%          9.24%         11.41%
    Average equity to average assets                 3.74%          5.45%          5.70%          4.49%          5.56%

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

II.      INVESTMENT PORTFOLIO

         A.       INVESTMENT PORTFOLIO COMPOSITION

         An analysis of the amortized cost and estimated fair market value of the Corporation's investment portfolio is contained in Note 3 under the caption "Notes to Consolidated Financial Statements" included elsewhere in this report.

         B.       RELATIVE MATURITIES AND WEIGHTED AVERAGE INTEREST RATES

                  The following table presents the maturity schedule of securities (based on amortized cost) held and the weighted average yield of those securities, as of December 31, 2003 (fully tax equivalent, 000s omitted):

                                                  From One to Five   From Five to Ten
                               One Year or Less          Years              Years             Equity              Total
                               ----------------   ----------------   ----------------   ----------------   ----------------
                                Dollar    Yield    Dollar    Yield    Dollar    Yield    Dollar    Yield    Dollar    Yield
                               --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
U.S. treasury notes            $  1,716    3.85%  $  7,338    1.88%         -       -%                     $  9,054    2.26%
Obligations of other
    U.S. government agencies      4,117    3.55      2,186    3.88          -       -                         6,303    3.66
Obligations of states and
    political subdivisions        1,317    3.71      2,038    5.17   $  2,812    5.98                         6,167    5.23
Mortgage-backed securities            -       -      3,844    3.55      5,294    3.35                         9,138    3.43
Corporate                             -       -          -       -        250    5.29                           250    5.29
Equity securities                     -       -          -       -          -       -   $  2,606    7.16%     2,606    7.16
                               --------           --------           --------           --------           --------
Total                          $  7,150    3.65%  $ 15,406    3.02%  $  8,356    4.29%  $  2,606    7.16%  $ 33,518    3.79%
                               ========           ========           ========           ========           ========

III.     LOAN PORTFOLIO

         A.       TYPE OF LOANS

         The following table presents the types of loans as of December 31, 2003 and 2002 (000s omitted):

                                        2003        2002
                                      --------    --------
Commercial                            $ 12,326    $ 19,515
Commercial mortgages                    30,032      37,187
Residential mortgages                   48,555      62,006
Residential construction mortgages       4,799      16,437
Consumer                                22,863      36,944
                                      --------    --------
  Total                               $118,575    $172,089
                                      ========    ========

                  The Bank does not engage in lease financing or foreign loans.

         B.       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
                  RATES

                  The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2003, based on scheduled principal repayments (000s omitted). The columns labeled "More Than 1 Year" represent loans with maturities greater than one year split out by whether they have fixed or variable rates.

                                                                                                               More Than 1 Year
                                                        After 1 Year to                                     -----------------------
                                      1 Year or Less        5 Years        After 5 Years       Total           Fixed       Variable
                                      --------------    ---------------    -------------    ------------    -----------    --------
Commercial                            $        3,286    $         7,655    $       1,385    $     12,326    $     1,720    $  7,320
Commercial mortgages                           8,515             17,559            3,958          30,032         21,517           -
Residential mortgages                          2,262              8,634           37,659          48,555         19,697      26,596
Residential construction mortgages             4,799                  -                -           4,799              -           -
Consumer                                       1,485             16,858            4,520          22,863         21,378           -
                                      --------------    ---------------    -------------    ------------    -----------    --------
  Total                               $       20,347    $        50,706    $      47,522    $    118,575    $    64,312    $ 33,916
                                      ==============    ===============    =============    ============    ===========    ========

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

V.       DEPOSITS

     The following table presents the average balances of deposits and the average rates paid on each of the deposit categories for the years ended December 31, 2003 and 2002 (000s omitted):

                                                2003                       2002
                                       ----------------------    -----------------------
                                        Average      Average      Average       Average
                                        Balance     Rate Paid     Balance      Rate Paid
                                       ---------    ---------    ----------    ---------
Noninterest-bearing demand deposits    $  17,583            -%   $   16,533            -%
NOW accounts                              26,844          1.9%       18,292          3.1%
Savings accounts                          21,086          1.8%       22,225          3.1%
Certificates of deposit                   93,379          3.6%       97,496          4.4%
                                       ---------    ---------    ----------    ---------
  Total deposits                       $ 158,892          2.7%   $  154,546          3.6%
                                       =========    =========    ==========    =========

         The following table presents the maturities of certificates of deposits and other time deposits of $100,000 or more as of December 31, 2003 (000s omitted):

Three months or less                      $  13,177
Over three months through six months          6,345
Over six months through twelve months         9,560
Over twelve months                            6,506
                                          ---------
Total                                     $  35,588
                                          =========

VI.      RETURN ON EQUITY AND ASSETS

         Selected financial data of the Corporation is located elsewhere in Item 1 of this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2003 to a vote of the Corporation's stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The authorized common stock of the Corporation consists of 3,000,000 shares of common stock, $1.00 par value, of which 532,896 shares were outstanding at December 31, 2003.

The Corporation's market for its common stock is the OTC bulletin board with ticker symbol NBCP. At December 31, 2003, the Corporation had 686 shareholders.

In order to satisfy the third quarter interest expense payment for Gaylord Partners' subordinated debentures, 7,000 shares of stock were issued by the Corporation to two board members on September 30, 2003. A price was established equal to the most recent book value, or $14.19 per share. No commission or placement fees were paid. The offering was made solely to persons who are bona fide residents of the State of Michigan, pursuant to the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder.

In 2002, the Corporation engaged Registrar & Transfer Company to serve as registrar and transfer agent for the Corporation's common stock. The following data is based upon sales that have come to the attention of the Corporation's management and reflect sales of the Corporation's common stock for the years ended December 31, 2003 and 2002. Because shares are sold infrequently, the data shown below is not necessarily an accurate reflection of the true market value. Shares may also have been sold in transactions, the price and terms of which are not known to the Corporation.

                                        Average Price Per
     Period         Number of Shares          Share
----------------    ----------------    -----------------
4th Quarter 2003               1,750    $           13.66
3rd Quarter 2003               9,800                13.85
2nd Quarter 2003               2,947                18.97
1st Quarter 2003               4,280                25.81

4th Quarter 2002               9,500    $           25.26
3rd Quarter 2002               1,474                23.91
2nd Quarter 2002               3,352                25.00
1st Quarter 2002                 946                24.89

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

The amount and frequency of dividends declared by the Corporation for the years ended December 31, 2003 and 2002 is as follows:

                    Cash Dividend
     Period           Per Share
----------------    -------------
4th Quarter 2003    $           -
3rd Quarter 2003                -
2nd Quarter 2003                -
1st Quarter 2003                -

4th Quarter 2002    $        0.10
3rd Quarter 2002             0.10
2nd Quarter 2002             0.10
1st Quarter 2002             0.10

Because of the Bank's earnings performance in 2002 and the acknowledged risks inherent in the loan portfolio, on March 28, 2003, the board of directors voted to suspend the payment of dividends to shareholders in an effort to rebuild capital. Various regulatory restrictions, some of which are included within the Agreement, further limit the Bank's ability to pay dividends to the Corporation.

The Bank made first and second quarter dividend payments to the Corporation to fulfill the debt service requirements of the junior subordinated debentures issued by the Corporation to Gaylord Partners through its normal avenue of business. Gaylord Partners' ability to pay required distributions to preferred security owners is dependent on payment of interest from the Corporation. The third quarter payment was possible only by selling additional common equity shares to two directors, as discussed above.

The restrictions placed on the Corporation at the direction of the Federal Reserve Bank of Chicago will restrict, among other things, the Corporation from making any distributions on the trust preferred securities, without the approval of the Federal Reserve Bank of Chicago. The Agreement limits the Bank's ability to issue cash dividends to the Corporation. As a result of the restrictions, the Corporation has exercised its option to extend the interest payment period until December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, the following "Management's Discussion and Analysis of Financial Condition or Plan of Operation" contains "forward-looking statements" that involve risks and uncertainties. All statements regarding the expected financial position, business, and strategies are forward-looking statements and the Corporation intends for them to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Corporation or management, are intended to identify forward-looking statements. Although the Corporation believes that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on beliefs and assumptions that have been made, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from expectations, include, without limitation, the failure of a significant number of borrowers to repay their loans, demand for loan products, deposit flows, competition, general changes in economic conditions and interest rates, as well as restrictions imposed by regulations or regulators of the banking industry, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

The Agreement requires the Bank to achieve by December 31, 2003 a risk-based capital to risk-weighted assets ratio of 10.00% and a risk-based capital to adjusted total assets ratio of 7.50%. As of that date, the Bank did not comply. The OCC has denied a request to extend the due date of this requirement. The Corporation retained an investment banking firm in September 2003 to assist it in its investigation of its options to comply with the capital requirements of the Agreement, which included the viability of selling the Corporation and its Bank subsidiary. A definitive agreement was executed on March 4, 2004 for Independent Bank Corporation to acquire the Corporation and its wholly owned subsidiaries, subject to regulatory approvals and approvals of the Corporation's shareholders. A report on Form 8-K was filed on March 5, 2004, and is incorporated herein by reference. For additional information on the Corporation's and the Bank's capital ratios, please refer to the section entitled "Capital Resources," within "Management's Discussion and Analysis or Plan of Operation."

While Bank management believes the Bank is in compliance with the majority of the articles of the Agreement, the matter is currently under review by the regulatory authorities. For more information regarding progress made toward requirements of the Agreement, please refer to Item 2 of the September 30, 2003 Form 10-QSB, which is incorporated herein by reference.

As previously noted, the Agreement restricts the Bank's ability to issue cash dividends to the Corporation. This restriction is significant in that it adversely affects the Corporation's ability to maintain its debt service obligations with regard to the $5,000,000 in junior subordinated debentures. See Item 5, "Market for Common Equity and Related Stockholder Matters," for a discussion of dividend distribution requirements.

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

Allowance for loan losses - Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, accounting principles generally accepted in the United States of America, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, peer loan loss rates, loans past due, and other subjective factors. For additional information on the allowance for loan losses and the estimates employed by the Bank please refer to the section entitled "Material Conditions Affecting the Corporation and its Performance," within "Management`s Discussion and Analysis of Financial Condition or Plan of Operation."

Loan rating system and identification of impaired loans - The Bank has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the loan portfolio. The system considers factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, employment history and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. The Bank has an internal loan review associate, workout specialists and to a lesser extent, an external loan review service to assess risk ratings, with improvement noted with early problem loan identification system implemented throughout 2003. The Bank's loan rating system and identification of impaired loans was the subject of regulatory and auditor criticism with significant recommendations for improvement. Please refer to "Material Conditions Affecting the Corporation and its Performance."

Other real estate owned ("OREO")-Other real estate includes properties acquired through foreclosure proceedings or by acceptance of a deed in lieu of foreclosure. OREO is recorded at the lower of its cost or the estimated fair market value less estimated selling cost. Fair market value may be determined using an available appraisal, less any adjustment management deems necessary and prudent. Any initial write-down of the loan balance to estimated fair market value less estimated selling costs when the property is foreclosed is charged to the allowance for loan losses.

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

Mortgage-servicing rights ("MSR") - The Bank records the original MSR based on market data. The MSR is amortized over the shorter of five years or actual loan repayment of the underlying mortgages. Additionally, an independent third party valuation is completed quarterly to determine potential impairment of the MSR as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact of the carrying value of the mortgage servicing assets

Income taxes - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

MATERIAL CONDITIONS AFFECTING THE CORPORATION AND ITS PERFORMANCE

The Corporation incurred a substantial net loss in 2003 caused by the deteriorating quality of the loan portfolio. A net loss of ($5,410,000), or ($10.25) per share, was caused by several factors that negatively affected the quality of the Corporation's loan portfolio. The deteriorated quality of the loan portfolio has had a significant adverse impact on the capital resources, liquidity and profitability of the Corporation. The Corporation will continuously monitor and analyze the allowance for loan losses and record an appropriate amount of loan loss provisions to ensure the allowance for loan losses remains adequate. As a result, loan loss provisions may remain elevated in 2004, though not necessarily to the extent of loan loss provisions incurred in 2003 and 2002.

NET CHARGE-OFFS, LOAN LOSS PROVISIONS AND THE ALLOWANCE FOR LOAN LOSSES

For the year ended December 31, 2003 the Corporation incurred net charge-offs of $3,779,000, compared to $2,053,000 for the same period in 2002. In response to the increased volume of net charge-offs the Corporation increased the level of loan loss provisions to $5,849,000 for the year ended December 31, 2003, compared to $5,337,000 for the same period in 2002.

Provisions for loan losses are determined with the goal of ensuring that the allowance for loan losses remains at a sufficient level after accounting for estimates of potential net charge-offs from the increased amount of nonperforming loans and anticipated troubled debt restructured loans.

The allowance for loan losses is management's estimate of net charge-offs inherent in the loan portfolio at a given date. The increased level of loan loss provisions has elevated the total of the allowance for loan losses to recognize the additional risk of increased net charge-offs inherent in the loan portfolio. The Corporation's management believes the allowance for loan losses is sufficient to absorb the net charge-offs inherent in the portfolio as of December 31, 2003, but substantial uncertainty remains as to the amount of overall risk in the loan portfolio. Therefore, management will continue to monitor and analyze the allowance for loan losses and incur loan loss provisions as necessary to maintain an adequate allowance for loan losses. Please refer to the "Loans and Allowance for Loan Losses" for additional information.

Internal and external loan reviews concluded that previous risk identification systems were not followed or were inadequate. Consequently, inadequate risk identification in the loan portfolio adversely affected the quality of overall risk analysis to determine an appropriate level of the allowance for loan losses. Please refer to the "Loans and Allowance for Loan Loss" section below for additional information.

LOAN UNDERWRITING PRACTICES AND INTERNAL CONTROLS

Primarily, loans originated prior to 2003 were found to have deficient loan underwriting and failed to comply with policy and established procedures and were the substantial reasons for the net charge-offs noted above. The effect of these failures, though corrected in new loan originations, may continue to have a significant adverse impact on the Corporation's financial performance in 2004. Internal and external loan reviews discovered a significant number of deficient loan underwriting practices in loan originated prior to 2003, including a lack of adherence to loan policies and procedures, insufficient credit analysis, poor judgment, inappropriate exceptions to policies and procedures, inappropriate loan structures, liberal repayment terms, improper forbearance of interest and principal payments, lack of proper approval of a significant amount of loans, lack of or insufficient supporting documentation, inadequate and inaccurate collateral evaluation, insufficient collateral, unperfected liens on collateral, disregard of disbursement standards and procedures on construction loans and other weaknesses. Because of these problems, the employment of the Bank's senior vice president and senior lending officer Steven D. Riozzi and his status as an officer of the Corporation were terminated January 21, 2003.

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

The Board of Directors and management have taken the following steps to correct the various deficiencies and weaknesses previously noted:

- A new senior lender, experienced in workout situations and problematic loan credit quality issues, was hired in April 2003.

- All loan policies and procedures have been reviewed and modified to strengthen underwriting standards, pricing practices, collateral evaluation, loan approval procedures, individual loan approval authorities and approval of underwriting exceptions. Other actions were instituted to improve the quality of the Bank's underwriting practices. On-going evaluation of all aspects of the lending function is being performed to identify and correct any additional potential weaknesses.

- An internal independent loan review program was instituted in January 2003. The loan review function is independent of management and reports directly to the Audit Committee of the Board of Directors of the Corporation. The policy, authority, scope of review and reporting procedures of the loan review function have been reviewed and formally approved by the Board of Directors and the Audit Committee

- The Board of Directors implemented a full time, independent internal audit program in April 2003. The internal audit function is independent of management, reports directly to the Board of Directors and the Audit Committee, which has reviewed and approved the policy, authority, scope and reporting procedures.

- Management has instituted several administrative review processes to review compliance with updated loan underwriting standards.

- Management has modified data collection procedures to allow for increased ability to identify and track adherence to policies and procedures.

Management has hired additional personnel to contribute to the increased overall loan administration requirements it is currently implementing. The additions include a fully functional credit department and workout specialists retained in May 2003, specifically to help in the process of identifying high risk credits, meet with certain customers and develop workout strategies

The above mentioned items are not an exhaustive list of corrective actions being implemented. It is possible that additional loan underwriting and internal control weaknesses will be identified. Additional reporting requirements to the Board of Directors will serve as an additional internal control to ensure that all policies and procedures are adhered to and that all necessary corrective action of previously mentioned deficiencies is implemented.

SUPERVISORY ACTIVITIES

During fourth quarter of 2003, a safety and soundness exam was conducted by representatives of the Office of the Comptroller of the Currency ("OCC"), the Bank's principal federal regulator. The purpose of the exam was in part, to monitor progress made on the Agreement, and to monitor progress made on other issues and concerns raised during the previous exam. The OCC has not issued its examination report to date.

See Item 5, "Market for Common Equity and Related Stockholder Matters," for discussion of shareholder dividends for 2003.

SELECTED QUARTERLY FINANCIAL DATA
Unaudited
000s omitted, except per share data

                                                        For the Quarters Ended
                                           March 31    June 30     September 30    December 31
                                           --------    --------    ------------    ------------
2003

Selected Operations Data:
    Interest income                        $  3,496    $  3,236    $      2,931    $      2,443
    Interest expense                         (1,770)     (1,584)         (1,364)         (1,170)
                                           --------    --------    ------------    ------------
    Net interest income                       1,726       1,652           1,567           1,273
    Provision for loan losses                  (709)     (2,640)           (549)         (1,951)
                                           --------    --------    ------------    ------------
    Net interest income after provision
       for loan losses                        1,017        (988)          1,018            (678)
    Noninterest income                          693         761             600             357
    Noninterest expenses                     (1,692)     (2,305)         (1,820)         (2,220)
    Federal income tax expense                   12         838             123          (1,126)
                                           --------    --------    ------------    ------------
    Net Income (loss)                      $     30    $ (1,694)   $        (79)   $     (3,667)
                                           ========    ========    ============    ============

Per Share Data:
    Earnings (loss) per share              $   0.06    $  (3.22)   $      (0.15)   $      (6.94)
    Dividends per share                           -           -               -               -

2002

Selected Operations Data:
    Interest income                        $  3,697    $  3,823    $      3,897    $      3,841
    Interest expense                         (1,933)     (1,979)         (2,010)         (1,965)
                                           --------    --------    ------------    ------------
    Net interest income                       1,764       1,844           1,887           1,876
    Provision for loan losses                  (180)       (205)           (980)         (3,972)
                                           --------    --------    ------------    ------------
    Net interest income after provision
       for loan losses                        1,584       1,639             907          (2,096)
    Noninterest income                          382         376             479             722
    Noninterest expenses                     (1,332)     (1,516)         (1,400)         (1,923)
    Federal income tax expense                 (207)       (150)             20           1,140
                                           --------    --------    ------------    ------------
    Net Income (loss)                      $    427    $    349    $          6    $     (2,157)
                                           ========    ========    ============    ============
Per Share Data:
    Earnings (loss) per share              $   0.81    $   0.66    $       0.01    $      (4.10)
    Dividends per share                        0.10        0.10            0.10            0.10

Refer to the "Federal Income Tax Expense" discussion for the valuation allowance recorded against the deferred tax asset during the quarter ended December 31, 2003.

FINANCIAL OVERVIEW

Total assets decreased by $40,305,000 or 19% from December 31, 2002 to December 31, 2003. This decrease was primarily the result of a decrease in net loans of $55,584,000 or 33% since December 31, 2002, while total investments increased $7,299,000 or 28%. Certificates of deposit purchased from other financial institutions totaled $495,000 as of December 31, 2003. These deposits are comprised of $99,000 individual certificates of deposit and provide an additional outlet for excess liquidity. Each instrument is fully insured up to $100,000 by the Federal Deposit Insurance Corporation or the National Credit Union Administration. Due to the excess funds from the loan decrease, deposits were decreased by $26,483,000 since December 31, 2002, while borrowed funds also decreased by $8,620,000 or 25%.

Year-to-date consolidated net loss was ($5,410,000) through December 31, 2003 compared to ($1,375,000) for the same period in 2002. Basic loss per share was ($10.25) for the year ended December 31, 2003 compared to ($2.62) for the year ended December 31, 2002.

FINANCIAL CONDITION

INVESTMENTS

Total investments, including securities available for sale, securities held to maturity, and other securities, were $33,716,000 at December 31, 2003, as compared to $26,417,000 at December 31, 2002. The increase of $7,299,000, or 28%, is primarily the result of increased cash flows available from steep declines in the overall loan portfolio that exceeded decreases in deposits and other borrowings. The investment increase is in the available for sale portfolio; therefore these investments may be available to support future growth, if they have not been pledged as collateral to the Federal Home Loan Bank of Indianapolis ("FHLB"). Please refer to Note 3 of the Corporation's financial statements, located elsewhere in this report, for additional detail on pledged investments. Held to maturity securities decreased to $760,000 at December 31, 2003 from $1,992,000 at December 31, 2002. Investment securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Except in limited situations, securities classified as held to maturity cannot be sold before maturity and still be recorded at amortized cost. Investment securities provide a source of liquidity as well as a means to diversify the risk inherent in the balance sheet. See Note 3 to the accompanying financial statements for more detail on the investment portfolio.

The Corporation also maintained $13,175,000 in Fed funds sold at December 31, 2003 as a source of liquidity for any unanticipated funding needs.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of the loan mix at December 31, 2003 and 2002 (000s omitted):

                                    2003          2002
                                 ----------    ----------
Mortgage loans on real estate
   Residential 1-4 family        $   45,218    $   57,709
   Construction                       4,799        16,437
   Second mortgage                    1,254         2,339
   Equity lines of credit             2,083         1,958
   Commercial                        30,032        37,187

Commercial loans                     12,326        19,515

Consumer installment loans
   Direct
      Automobile loans                4,274         7,474
      Recreational vehicles           2,047         3,243
      Home equity closed end          4,398         7,322
      Unsecured                         808         1,594
      Equipment loans                   674         1,226
      Other                           1,822         1,464
      Mobile homes                      944         1,013
Indirect
      Automobile loans                4,595         8,388
      Recreational vehicles           2,989         4,824
Personal lines of credit                312           396
                                 ----------    ----------
      Total loans                $  118,575    $  172,089
                                 ==========    ==========

The Corporation's loan portfolio decreased by $53,514,000, or 31%, from $172,089,000 at December 31, 2002 to $118,575,000 at December 31, 2003.
Decreases in the portfolio came from all areas with consumer loans registering the largest decrease of $14,081,000 or 38% from $36,944,000 at December 31, 2002 to $22,863,000 at December 31, 2003. Commercial mortgages decreased by $7,155,000 or 19% from $37,187,000 at December 31, 2002 to $30,032,000 at
December 31, 2003. Non real estate related commercial loans decreased by $7,189,000 or 37% from $19,515,000 at December 31, 2002 to $12,326,000 at
December 31, 2003. Residential construction loans decreased $11,638,000 or 71% from $16,437,000 at December 31, 2002 to $4,799,000 at December 31, 2003.
Management does not anticipate growth in the loan portfolio in 2004.

Year over year, the overall mix of the loan portfolio has changed moderately. Loans secured by 1-4 family real estate mortgages represents 41% of the loan portfolio at December 31, 2003 compared to 33% at December 31, 2002. Loans for construction of 1-4 family residences decreased to 4% of the loan portfolio at December 31, 2003 from 10% at December 31, 2002. The proportion of the loan portfolio represented by consumer installment loans declined from 21% at December 31, 2002 to 19% at December 31, 2003. Commercial loans represent 36% of the loan portfolio at December 31, 2003, a slight increase from 33% at December 31, 2002. While moderate changes to the overall mix of loans will occur, management believes a diversified loan portfolio decreases risk as it relates to economic conditions, the interest rate environment and liquidity risk.

The Bank generally places loans on non-accrual status when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The Bank also places loans on non-accrual status when it deems the collection of such interest unlikely. Loans are returned to a full accrual status when (1) none of its principal and interest due remains unpaid, and the Bank expects repayment of the remaining contractual principal and interest or (2) when it otherwise becomes well secured and in the process of collection. The evaluation must include consideration of the borrower's sustained payment history for a reasonable period of time, which is generally a minimum of six months.

At December 31, 2003, non-performing loans, which include nonaccrual loans, totaled $12,650,000. The increase in nonaccrual loans is comprised of various nonaccrual residential mortgage loans, construction loans, commercial loans and consumer loans. Uncertain overall local economic conditions in the Corporation's marketplace exacerbated and added to the negative effect of the failure to follow loan underwriting practices and other deficiencies noted above in the "Material Conditions Affecting the Corporation and Its Performance" section and caused a substantial increase in consumer loan charge-off activity, foreclosure actions, repossession activity, impaired commercial loan volume and loans with payments past due 30 days or more. The Corporation expects the amount of nonperforming and impaired loans to remain elevated into the foreseeable future, as management expects loan restructuring and collection activity of such loans will take an extended period of time. Local economic conditions will also have an effect on the Corporation's ability to mitigate losses from such loans. The Corporation maintains an active loan collection process that attempts to mitigate net charge-offs. Additionally, underwriting standards for all loan types have been modified to correct identified loan underwriting deficiencies and better account for a more difficult economic climate. Please refer to the "Material Conditions Affecting the Corporation and Its Performance" section for additional discussion of changes to loan underwriting standards, internal controls and loan administration procedures.

The following table shows the detail of non-performing loans as of December 31, 2003 and 2002 (000s omitted).

                                               2003         2002
                                             --------     --------
Non-accrual loans                            $ 12,650     $  2,139
Loans past due 90 or more days                      -          128
                                             --------     --------
Total non-performing loans                   $ 12,650     $  2,267
                                             ========     ========

Total non-performing loans to total loans       10.67%        1.32%

The Corporation had troubled debt restructurings of $4,867,000 as of December 31, 2003 and no troubled debt restructurings as of 2002; however, the Corporation was in process of negotiating loan restructurings with customers with existing nonperforming loans in 2002. Troubled debt restructuring refers to the granting of a concession to a borrower, such as reducing the interest rate, the principal balance outstanding and/or accrued interest, or by extending the maturity of the loan, that would lower the present value of expected future cash flows to less than the book value of the original loan. As such, loan loss provisions were increased substantially compared to previous years. Please refer to the "Results of Operations - Provisions for Loan Losses" section of this "Management's Discussion and Analysis of Financial Condition or Plan of Operation" for additional information.

The existing level of nonperforming and impaired loans has had a material negative effect on the Corporation's operating results, liquidity, and capital resources. The above mentioned failure to follow underwriting procedures and other deficiencies have resulted in subprime consumer and mortgage portfolios that has required significant additional internal controls and administration. The subprime loans have resulted in a greater amount of nonperforming loans and charge-off activity.

The following highlights the allocations of allowances for loan losses as of December 31, 2003 and 2002 (000s omitted):

                                                         2003                                    2002
                                         -------------------------------------    -------------------------------------
                                         Allowance    Percent of    Percent of    Allowance    Percent of    Percent of
                                         for Loan       Total          Total      for Loan        Total        Total
                                          Losses      Allowance        Loans       Losses       Allowance      Loans
                                         ---------    ----------    ----------    ---------    ----------    ----------
Domestic:
   Commercial loans                      $   2,994          45.5%         35.7%   $   2,594          57.4%         32.9%
   Residential real estate mortgages         2,137          32.5%         41.0%         382           8.5%         36.0%
   Residential construction mortgages           32           0.5%          4.0%         165           3.7%          9.6%
   Consumer loans                            1,193          18.1%         19.3%       1,171          26.0%         21.5%
Foreign                                          -           n/a                          -           n/a
Unallocated                                    226           3.4%                       200           4.4%
                                         ---------    ----------    ----------    ---------    ----------    ----------
   Total                                 $   6,582         100.0%        100.0%   $   4,512         100.0%        100.0%
                                         =========    ==========    ==========    =========    ==========    ==========

The allowance for loan losses as a percentage of total loans was 5.55% at December 31, 2003, compared to 2.62% at December 31, 2002. The unallocated portion of the allowance for loan losses as a percentage of the entire allowance for loan losses was 3.4% at December 31, 2003 as compared to 4.4% at December 31, 2002. The decline in the unallocated portion of the allowance for loan losses as a percentage of the allowance is due to overall growth in the allocated amount of the allowance.

The amount of provisions for loan losses recognized by the Corporation is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of the allowance is dependent upon the total amount of past due and non-performing loans, historical charge-off experience, peer loss rate experience, regulatory guidance, general economic conditions and management's assessment of potential losses based upon internal credit evaluation of the loan portfolio and particular loans. In determining the provision for loan losses, management first determines the estimated allowance for loan losses required for any specifically identified problem loans graded watch, substandard or doubtful. To this, management estimates potential charge-offs based on analysis of historical experience and historical experience of the Bank's peer group of similarly sized institutions. Management then may add, at its discretion, a factor to the historical charge-off ratios to adjust for current economic conditions, additional perceived credit risk in the portfolio, an evaluation of current and past loan underwriting practices or other information that management considers relevant. The unallocated portion of the allowance for loan losses involves the exercise of judgment by management and reflects various considerations, including management's view that the allowance for loan losses should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

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

The increase in the allowance allocated to residential real estate mortgages is due to the number of properties currently in the process of foreclosure, and a large number of improperly underwritten, high loan-to-value properties currently in the Bank's loan portfolio. The increase in foreclosures can be attributed to economic factors, and an elevated occurrence of borrowers declaring bankruptcy. Throughout the remainder of 2004, the number and dollar amount of other real estate properties may continue to increase. As the Bank gains possession of these properties, write-downs to the allowance for loans losses and additional market value write-downs and losses on sale of such properties may occur.

DEPOSITS

Total deposits decreased $26,483,000, or 16%, from $162,230,000 at December 31, 2002 to $135,747,000 at December 31, 2003. Deposits decreased as the Bank purposely allowed wholesale certificates of deposits and brokered funds to mature. Because of the Agreement the Bank is under, the Bank must obtain permission from the FDIC to acquire additional brokered funds. It is the intent of Bank management to no longer utilize brokered funds; however, the Bank may resume use of wholesale certificates of deposits, should the need arise. Noninterest-bearing deposits increased from $16,484,000 at December 31, 2002 to $16,894,000 at December 31, 2003. At December 31, 2003 various local municipalities had deposited $2,983,000 in certificates of deposit and $6,057,000 in non-maturity deposits at the Bank. Bank management has planned for the possibility that these municipalities may withdraw a substantial portion of these funds in response to the financial performance of the Corporation, by maintaining an elevated amount of liquid investments, as noted above in the "Investments" section of this Report.

BORROWED FUNDS

In addition to deposits, the Corporation also utilized the Federal Home Loan Bank of Indianapolis ("FHLB") as a primary funding source. The Corporation considers the FHLB a stable source of funding at competitive rates. FHLB advances decreased by $8,620,000 or 25% from $34,906,000 at December 31, 2002 to $26,286,000 at December 31, 2003. The Bank also has a line of credit with the FHLB for $2,000,000 and a Federal Funds Sold line at LaSalle Bank for $3,750,000. There were no borrowings on either line as of December 31, 2003.

Details of the outstanding borrowings of the Corporation as of December 31, 2003 and 2002 are contained in the following table (000s omitted):

                                           2003                      2002
                        Year      ----------------------    ----------------------
       Type            Matures    Amount    Average Rate    Amount    Average Rate
-------------------    -------    ------    ------------    ------    ------------
Bank Line of Credit       2003         -               -         -            3.75%

FHLB Line of Credit       2003         -               -         -            1.33%
                          2004         -            1.11%        -               -

FHLB Term Advances        2003         -               -    12,231            5.25%
                          2004     8,375            4.72%    7,264            4.97%
                          2005     8,911            5.01%    8,911            5.01%
                          2006     6,000            4.64%    5,500            4.88%
                          2007     1,000            3.58%    1,000            3.58%
                          2008     1,500            3.27%        -               -
                          2009       500            3.10%        -               -

The Bank has pledged U.S. Treasury securities and U.S. government-sponsored agencies' securities and certain real estate and commercial real estate loans as collateral for the line of credit and term advances at the FHLB. As of December 31, 2003, securities with a carrying value of $5,088,000 (market value of $5,173,000) were pledged. These investment securities consist primarily of available-for-sale securities, as listed in Note 3 of the Corporation's financial statements. As such, they are not available to fund on-going liquidity requirements of the Corporation, except to the extent that they support borrowings from the FHLB. Additionally, $29,820,000 of 1-4 family residential mortgage loans, $9,968,000 commercial loans and $1,682,000 home equity lines of credit were pledged as collateral to the FHLB.

CAPITAL

The Corporation's total stockholders' equity decreased $5,454,000 or 58% for the year ended December 31, 2003 to $3,987,000 at December 31, 2002 from $9,441,000 at December 31, 2002. The majority of the decrease in stockholders' equity was due to the net loss of $5,410,000 for the year 2003. Contributing to the decrease was the change in accumulated other comprehensive income offset by the sale of 7,000 shares of stock.

To be considered a "well-capitalized" bank by the FDIC, the institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, and a leverage ratio of at least 5%, and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of December 31, 2003 the Bank was considered adequately capitalized. See Note 19 to the Consolidated Financial Statements included elsewhere in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the year ended December 31, 2003 totaled $6,218,000, with fully-taxable equivalent income of $6,319,000, and represented a decrease of $1,153,000, or 16%, compared to the same period one year ago. The decrease in net interest income was primarily attributable to the decrease in the volume of loans; however, the decrease was offset by a decrease in deposits and borrowings. The Corporation's net interest margin (on a tax equivalent basis) narrowed from 3.74% for the year ended December 31, 2002 to 3.59% for the year ended December 31, 2003. The net interest margin has been impacted by the current economic conditions as well as the competitive nature of the Corporation's market. The Corporation has experienced tighter interest margins as lending rates remained historically low in 2003 as they continued at their decreased 2002 levels. A substantial increase in nonperforming loans and loan charge-off activity in 2003 also adversely affected the Corporation's interest margins. Interest income from loans represented 89% of total interest income for the year ended December 31, 2003 compared to 92% for the same period in 2002.

The following table presents the Corporation's consolidated average balances of interest-earning assets, interest- bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the years ended December 31, 2003, 2002, and 2001 (000s omitted). Average loans are presented net of unearned income and gross of the allowance for loan losses. Interest on loans includes loan fees. Interest income is presented on a tax-equivalent basis. Nonaccrual loans are included in the average balance of loans.

                                                   2003                          2002                          2001
                                       ---------------------------   ---------------------------   ---------------------------
                                        Average                       Average                       Average
                                        Balance    Interest   Rate    Balance    Interest   Rate    Balance    Interest   Rate
                                       ---------   --------   ----   ---------   --------   ----   ---------   --------   ----
Federal funds sold                     $  20,931   $    210   1.00%  $   5,108   $     81   1.59%  $     493   $     18   3.65%
Int bearing cash and due from banks        1,769         43   2.43%      1,082         27   2.50%          -          -
Investment securities-taxable             23,216        832   3.58%     19,167        872   4.55%     14,043        814   5.80%
Investment securities-tax-exempt           5,397        297   5.50%      5,362        298   5.57%      2,404        150   6.24%
Loans, net of unearned income            124,716     10,825   8.68%    169,214     14,081   8.32%    133,417     12,590   9.44%
                                       ---------   --------          ---------   --------          ---------   --------
Total earning assets                   $ 176,029   $ 12,207   6.93%  $ 199,933   $ 15,359   7.68%  $ 150,357   $ 13,572   9.03%
                                       =========   --------          =========   --------          =========   --------
Interest bearing deposits              $ 141,309   $  4,222   2.99%  $ 138,013   $  5,577   4.04%  $  93,674   $  4,722   5.04%
Borrowed funds                            31,467      1,413   4.49%     36,959      2,143   5.80%     38,595      2,446   6.34%
Subordinated debentures                    5,000        253   5.06%      2,917        167   5.73%          -          -
                                       ---------   --------          ---------   --------          ---------   --------
Total interest bearing liabilities     $ 177,776   $  5,888   3.31%  $ 177,889   $  7,887   4.43%  $ 132,269   $  7,168   5.42%
                                       =========   --------          =========   --------          =========   --------
Net interest income (FTE)                          $  6,319                      $  7,472                      $  6,404
                                                   ========                      ========                      ========
FTE adjustment                                     $    101                      $    101                      $     51

Net interest spread                                           3.62%                         3.25%                         3.61%
Net interest margin (as a percentage
    of earning assets) (FTE)                                  3.59%                         3.74%                         4.26%

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

                                                       2003 Compared to 2002            2002 Compared to 2001
                                                   ------------------------------   ------------------------------
                                                     Increase (Decrease) Due to       Increase (Decrease) Due to
                                                   ------------------------------   ------------------------------
                                                     Rate      Volume       Net       Rate      Volume      Net
                                                   --------   --------   --------   --------   --------   --------
Federal funds sold                                 $    (29)  $    158   $    129   $    (10)  $     73   $     63
Interest bearing balances due from banks                 (1)        17         16          -         27         27
Investment securities-taxable                          (185)       145        (40)      (175)       233         58
Investment securities-tax-exempt                         (3)         2         (1)       (17)       165        148
Loans, net of unearned income                           606     (3,862)    (3,256)    (1,488)     2,979      1,491
                                                   --------   --------   --------   --------   --------   --------
   Total interest earning assets                        388     (3,540)    (3,152)    (1,690)     3,477      1,787
                                                   --------   --------   --------   --------   --------   --------
Interest-bearing deposits                            (1,453)        98     (1,355)      (937)     1,792        855
Borrowed funds                                         (484)      (246)      (730)      (208)       (95)      (303)
Subordinated debentures                                 (20)       105         85          -        167        167
                                                   --------   --------   --------   --------   --------   --------
   Total interest-bearing liabilities                (1,957)       (43)    (2,000)    (1,145)     1,864        719
                                                   --------   --------   --------   --------   --------   --------
Increase (decrease) in net interest income (FTE)   $  2,345   $ (3,497)  $ (1,152)  $   (545)  $  1,613   $  1,068
                                                   ========   ========   ========   ========   ========   ========

PROVISION FOR LOAN LOSSES

The activity in the allowance for loan losses for the years ended December 31, 2003 and 2002 is presented in the following table (000s omitted):

                                 2003       2002
                               --------   --------
Balance - beginning of year    $  4,512   $  1,228

Loans charged-off:
  Commercial loans                1,555        427
  Real estate mortgage loans        597        238
  Consumer loans                  2,150      1,538
                               --------   --------
    Total charge-offs             4,302      2,203

Recoveries:
  Commercial loans                   84         33
  Real estate mortgage loans         83          2
  Consumer loans                    356        115
                               --------   --------
    Total recoveries                523        150

Provision for loan losses         5,849      5,337
                               --------   --------
Balance - end of year          $  6,582   $  4,512
                               ========   ========

The provision for loan losses charged to operations was $5,849,000 for the year ended December 31, 2003 as compared to $5,337,000 for the year ended December 31, 2002. Net charge-offs for the year ended December 31, 2003 totaled $4,302,000 as compared to $2,203,000 for the same period of 2002. Further discussion of net charge-offs, loan loss provisions and loan underwriting issues are included in the "Material Conditions Affecting the Corporation and Its Performance" section, located above, within "Management's Discussion and Analysis of Financial Condition or Plan of Operation".

NONINTEREST INCOME

Noninterest income increased by $452,000 to $2,411,000 for the year ended December 31, 2003 as compared to $1,959,000 for the year ended December 31, 2002. The increase in noninterest income was primarily due to the increased activity on the sale of real estate mortgage loans originated for sale. The gain on the sale of such loans was $1,291,000 for the year ended December 31, 2003 as compared to $960,000 for the year ended December 31, 2002. The income recognized in connection with the recording of the mortgage servicing rights asset is included in the gain on sale of loans; this amount totaled $782,000 for the year ended December 31, 2003 as compared to $644,000 for the same period in 2002.

The Corporation generally sells the 15- to 30-year, fixed rate, residential real estate loans it originates and receives a gain on the sale of such loans. In addition, since the loans are sold with servicing retained, the Corporation records the servicing asset at the time the loans are sold. With the low interest rate environment experienced during 2003, activity in mortgage refinancings continued to remain elevated, resulting in increased income to the Corporation. While the rate environment remains low, the likely pool of borrowers with sufficient opportunity to refinance their mortgage loan has decreased. Management, therefore, does not expect mortgage refinancing volume to remain at previous levels. As a result the Corporation will likely recognize less noninterest income from this source in 2004.

NONINTEREST EXPENSE

Noninterest expenses increased by $1,866,000 to $8,037,000 for the year ended December 31, 2003 as compared to $6,171,000 for the year ended December 31, 2002.

The increase was attributed to an increase of $764,000, or 28%, in personnel costs as full time equivalent employees increased from sixty-four at December 31, 2002 to sixty-eight at December 31, 2003. Management determined that additional staffing was necessary to implement additional administrative processes to manage credit risk, maintain proper internal control and adherence to policy and procedures. A loan review function, a fully functional credit department, and an internal audit function were added early in the year. Additionally, personnel costs increased due the retirement benefit costs of $140,000 related to the retirement of former President John R. Kluck, which were fully accounted for during the second quarter of 2003. Please refer to the press release dated May 14, 2003, as filed as exhibit 99.2 of the 10-QSB, filed May 15, 2003 and herein incorporated by reference, for more information regarding the retirement of former President John R. Kluck.

Professional fees increased by $469,000 to $901,000 for the year ended December 31, 2003 as compared to $432,000 for the same period a year ago. This increase is primarily attributable to workout specialist fees and an increase in legal fees associated with loan collection activities and various litigation efforts. Loss on the sale and write downs of foreclosed assets totaled $410,000 for the year ended December 31, 2003 as compared to $88,000 for the year ended December 31, 2002, as the volume of foreclosures and the associated costs have increased, and market values in the area have declined. Amortization of mortgage servicing rights increased from $295,000 for the year ended December 31, 2002 to $543,000 for the year ended December 31, 2003, as residential mortgage loan customers took increasing advantage of the low rate environment to refinance their loans. The remaining increases are related to the growth of the Corporation during the past year.

While management continues to identify cost-saving opportunities, the Bank is likely to incur additional expenses associated with loan collection activities, legal fees, CPA fees, and OCC and FDIC fees.

FEDERAL INCOME TAX EXPENSE

The Corporation had a federal income tax provision expense of $153,000 for the year ended December 31, 2003 as compared to a tax benefit of $803,000 for the year ended December 31, 2002.

The income tax provision for the year ended December 31, 2003 includes a valuation allowance of $1,999,000 against the deferred tax asset. This valuation allowance was established due to the uncertainty of the ability of the Corporation to realize the deferred tax asset in the future. The difference between the 2002 effective tax rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on investments and loans.

NET LOSS

Net loss totaled ($5,410,000) for the year ended December 31, 2003 as compared to ($1,375,000) for the same period in 2002. Basic loss per share totaled ($10.25) for the year ended December 31, 2003 as compared to ($2.62) for the year ended December 31, 2002. The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.

LIQUIDITY

At December 31, 2003, the Corporation held cash and cash equivalents of $18,554,000, and $30,350,000 of the Corporation's investment securities were classified as available for sale. However, $5,173,000 of available-for-sale investment securities are pledged as collateral to the FHLB. The amortized cost of the available for sale securities was less than the fair value at year-end, primarily as the result of decreasing interest rates, which resulted in an unrealized gain within the investment portfolio. Management does not believe the sale of any of the Corporation's securities would materially affect the overall financial condition of the Corporation.

The Corporation had net increases in cash and cash equivalents of $10,262,000 and $1,060,000 for the years ended December 31, 2003 and 2002. Net loss was ($5,410,000) and ($1,375,000) for years ended December 31, 2003 and 2002. After adjustments for noncash items - which consist primarily of the provision for loan losses, deferred federal income taxes, depreciation and amortization - and changes in other assets and other liabilities, the net cash provided by operating activities totaled $2,798,000 and $1,757,000 for the years ended December 31, 2003 and 2002.

The Corporation's investing activities relate to interest bearing deposits in banks, available for sale and held to maturity investment securities, loans, and premises and equipment. The net cash provided by/(used in) investing activities totaled $42,468,000 and ($26,748,000) for the years ended December 31, 2003 and 2002. The $69,216,000 increase between years is directly related to the net decrease in loans of $48,177,000 for 2003 as compared to an increase of $17,036,000 for 2002.

Net cash provided by/(used in) financing activities totaled ($35,004,000) and $26,051,000 for the years ended December 31, 2003 and 2002. Financing sources for the Corporation include deposits, borrowings, subordinated debentures, and common stock. Financing activities and investing activities are closely related. As such, the cash provided by financing activities decreased from 2002 to 2003 in a similar amount as the decrease in investing activities. The net decrease in deposits was $26,483,000 for 2003 as compared to an increase of $25,612,000 for 2002. The net decrease in borrowings totaled $8,620,000 for 2003 as compared to $4,365,000 for 2002. In 2002, the Corporation issued $5,000,000 of subordinated debentures.

CONTRACTUAL OBLIGATIONS

                                                                   Payments Due by Period
                                               -------------------------------------------------------------
                                                                        (Dollars in
                                                                         Thousands)
                                               -------------------------------------------------------------
                                                            Less than      1 - 3        4 - 5       After 5
                                                 Total        1 year       years        years        years
                                               ---------    ---------    ---------    ---------    ---------
Time Deposits                                  $  79,228    $  48,642    $  19,961    $   1,230    $   9,395
Notes Payable                                     26,286        8,375       14,911        2,500          500
Guaranteed preferred beneficial interest in
  subordiated debentures                           5,000            -            -            -        5,000
                                               ---------    ---------    ---------    ---------    ---------
Total contractual cash
  obligations                                  $ 110,514    $  57,017    $  34,872    $   3,730    $  14,895
                                               =========    =========    =========    =========    =========

The long-term debt obligations consist of certificates of deposit, advances from the Federal Home Loan Bank, and preferred securities. The above schedule represents principal payments only and does not include interest.

The Corporation has contractual payments due on time deposits and Federal Home Loan Bank advances of $48,642,000 and $8,375,000, respectively, in 2004. The Corporation anticipates that a significant portion of the maturing time deposits will be renewed and retained. Depending on the economic and competitive conditions at the time of maturity, the rates paid on renewed time deposits may differ from the rates currently paid. Under the current regulatory framework, the Bank is not allowed to accept brokered deposits as a source of liquidity without prior approval from the FDIC. Federal Home Loan Bank advances can be renewed, and additional advances may be obtained, at prevailing market rates. At December 31, 2003, the Corporation had the ability to borrow an additional $5,042,000 from the Federal Home Loan Bank based on the current levels of collateral pledged. The availability to borrow from the Federal Home Loan Bank varies depending on the amount collateral available for pledging.

LOAN COMMITMENTS

                                                    Amount of Commitment Expiration Per Period
                                            -------------------------------------------------------------
                                                                     (Dollars in
                                                                      Thousands)
                                            -------------------------------------------------------------
                                                         Less than      1 - 3        4 - 5       After 5
                                              Total       1 year        years        years        years
                                            ---------    ---------    ---------    ---------    ---------
Commitments to grant loans                  $   2,936    $   2,936    $       -    $       -    $       -
Unfunded commitments under lines
  of credit                                     4,479        4,479            -            -            -
Commercial and standby letters of credit          146          146            -            -            -
                                            ---------    ---------    ---------    ---------    ---------
Total loan commitments                      $   7,561    $   7,561    $       -    $       -    $       -
                                            =========    =========    =========    =========    =========

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

The following table shows the maturity and repricing distribution of the Corporation's interest earning assets and interest bearing liabilities at December 31, 2003 (000s omitted). The table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio.

                                                              After 3 Months     After 1 Year
                                                  Within 3     But Within 1      But Within 5      Over 5
                                                   Months          Year              Years          Years      Total
                                                  --------    --------------    --------------    --------    --------
Interest-earning assets:
   Interest bearing deposits in banks             $    198    $          198    $           99    $      -    $    495
   Loans                                            11,470             8,877            50,706      47,522     118,575
   Investments                                         957             6,385            15,324      11,050      33,716
   Federal funds sold                               13,175                 -                 -           -      13,175
                                                  --------    --------------    --------------    --------    --------
   Total interest-earning assets                  $ 25,800    $       15,460    $       66,129    $ 58,572    $165,961
                                                  ========    ==============    ==============    ========    ========

Interest-bearing liabilities:
   Interest-bearing demand                        $      -    $        6,002    $            -    $ 18,004    $ 24,006
   Savings and money market                          1,562             3,905             1,562       8,590      15,619
   Time deposits < $100,000                          1,003            28,117             5,125       9,395      43,640
   Time deposits > $100,000                         13,177             6,345            16,066           -      35,588
   Notes payable                                     2,982             5,393            17,411         500      26,286
   Guaranteed preferred beneficial interest in
      subordinated debentures                            -                 -                 -       5,000       5,000
                                                  --------    --------------    --------------    --------    --------
   Total interest-bearing liabilities             $ 18,724    $       49,761    $       40,164    $ 41,489    $150,139
                                                  ========    ==============    ==============    ========    ========

Period:
   Rate sensitive assets (RSA)                    $ 25,800    $       15,460    $       66,129    $ 58,572
   Rate sensitive liabilities (RSL)                 18,724            49,761            40,164      41,489
                                                  --------    --------------    --------------    --------
   Interest rate sensitivity GAP (RSA-RSL)        $  7,076    $      (34,301)   $       25,965    $ 17,083
                                                  --------    --------------    --------------    --------
   Interest rate sensitivity GAP ratio                1.38              0.31              1.65        1.41
                                                  ========    ==============    ==============    ========

Cumulative:
   Rate sensitive assets (RSA)                    $ 25,800    $       41,260    $      107,389    $165,961
   Rate sensitive liabilities (RSL)                 18,724            68,485           108,649     150,138
                                                  --------    --------------    --------------    --------
   Interest rate sensitivity GAP (RSA-RSL)        $  7,076    $      (27,225)   $       (1,260)   $ 15,823
                                                  --------    --------------    --------------    --------
   Interest rate sensitivity GAP ratio                1.38              0.60              0.99        1.11
                                                  ========    ==============    ==============    ========

Currently, the Corporation is "liability-sensitive". This means that the Corporation's rate sensitive liabilities will reprice or mature faster than rate sensitive assets for a given time period. The table above indicates that within one year's time, over $27 million more of liabilities will reprice than assets. With interest rates at historically low levels, the Corporation believes it likely that interest rates will rise in 2004. In such a situation, the risk to the Corporation's net interest income is greater because rate sensitive liabilities will reprice faster than rate sensitive assets. The table above does not factor in any prepayment of loans and investments that may occur, which could mitigate the interest rate risk associated with a liability-sensitive position in a rising rate environment.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Corporation's independent accountant in 2003 or 2002.

ITEM 8A. CONTROLS AND PROCEDURES.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following is information about the directors and the other individuals who are executive officers of the Corporation. The Corporation's directors also are directors of the corporation's wholly-owned subsidiary, First National Bank of Gaylord (the "Bank"). The dates as director shown prior to the Corporation's formation in 1991 are the dates which the director began serving as a director of the Bank.

                               Director       Term
        Name            Age     Since      Expiring in      Principal Occupation
--------------------    ---    --------    -----------    ------------------------
Matthew H. Nowicki       55      1979         2006        Former President
                                                          M&M Excavating

Fred T. Burn             68      1979         2004        President Burns Plumbing
                                                          & Heating, Inc.

Timothy W. Freeman       37      2002         2004        President Freeman Family
                                                          Enterprises, LLC

Keith Hardin Gornick     50      1988         2005        President, Otsego Club &
                                                          Resort

Larry B. Higgins         51      1995         2006        President, H & H Tube
                                                          Manufacturing, Inc.

Douglas C. Johnson       52      1986         2005        President, Mid-North
                                                          Printing, Inc.

Kellie A. Puroll         41      2002         2004        President, Alpine
                                                          Chiropractic, P.C

The following is information about the Corporation's executive officers:

William A. Kirsten       38    President and Chief Executive Officer
Susan A. Norris          44    Chief Financial Officer

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Corporation's directors, executive officers and persons who own more than 10% of the registered class of the Corporation's equity securities file reports of stock ownership and any subsequent changes in stock ownership with the SEC no later than specified deadlines. During 2003, all of the required reports were filed by the specified deadlines. In making this disclosure, the Corporation relied on the directors' and executive officers' written representations and a review of copies of the reports filed with the SEC on Forms 3, 4, and 5 and any amendments thereto.

                                 Code of Ethics

The Corporation has not adopted a code of ethics that applies to its President and Chief Executive Officer, and Chief Financial Officer as the Corporation believes that the requirements of the Agreement adequately address all necessary concerns at this time.

                        Audit Committee Financial Expert

The Corporation's Board of Directors has determined that the audit committee does not have an "audit committee financial expert," as defined by applicable law. The cost to retain an audit committee financial expert at this time is viewed as prohibitive. However, the Board of Directors believes that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the committee. The committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

ITEM 10. EXECUTIVE COMPENSATION.

                            Compensation of Directors

All Directors other than the Chairman of the Board receive a director's fee of $500 per Board meeting attended and $175 for each Committee meeting attended. The Chairman of the Board receives $1,250 per Board meeting and $175 for each Committee meeting attended. Additionally, the Bank will pay for health insurance coverage for each Director and his or her spouse (if applicable). If a Director chooses not to obtain coverage through the Bank he or she is reimbursed 100% of the premium for single person coverage. Currently, Ms. Puroll and Messrs. Nowicki, Burns, Higgins, Gornick and Freeman do not obtain coverage through the Bank and are reimbursed $299.53 per month. Mr. Johnson obtains coverage through the Bank for himself and his spouse. Such coverage costs $820.91 per month.

Directors who became members of the Board of Directors of the Bank before January 1, 2002 are entitled to participate in a deferred compensation plan where Directors who are members for at least ten years receive health insurance coverage for themselves and their spouses during their lifetimes upon reaching age sixty-five.

                             Executive Compensation

The following table sets forth the executive compensation of the Corporation's named executive officer who received compensation of $100,000 or more for each of the last three years. No other forms of compensation, stock options or stock awards are provided to the named executive, except under the nonqualified deferred compensation plan, which is discussed below.

                                        Annual Compensation
                                       ---------------------
Name and Principal Position    Year     Salary*       Bonus     Other Annual Compensation
---------------------------    ----    ---------    --------    -------------------------
William A. Kirsten             2003    $ 108,888    $  1,009              none
President of the Bank          2002    $  81,523    $    923              none
and Corporation                2001    $  72,720    $ 13,330              none

*Included deferred salary under the Corporation's 401(k) plan.

The Corporation has a nonqualified deferred compensation plan with Mr. Kirsten, whereby Mr. Kirsten or his designated beneficiary will receive approximately $30,000 per year for fifteen years in the event of retirement, disability, or death. To fund this obligation, the Corporation has purchased insurance on the life of Mr. Kirsten with the Corporation as the owner and beneficiary of the policy.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 31, 2004, the beneficial ownership of the Corporation's Common Stock by: (i) each director, (ii) each person named in the summary compensation table under Item 10 above, and (iii) all directors and Executive Officers as a group, together with their respective percentage ownership of the outstanding shares.

                                        Amount and Nature of
      Name of Beneficial Owner          Beneficial Ownership*    Percent of Class
      ------------------------          ---------------------    ----------------
Matthew H. Nowicki                              9,802                 1.84%


Fred T. Burns                                   6,200                 1.16%

Timothy W. Freeman                              1,250                   **

Keith H. Gornick                               42,872                 8.05%

Larry B. Higgins                                2,345                   **

Douglas C. Johnson                             19,499                 3.66%

Kellie A. Puroll                                  500                   **

William A. Kirsten                                366                   **

Susan A. Norris                                    62                   **

        Directors and Executive
     Officers as a Group (consisting           82,896                15.56%
          of all of the above)

*Unless otherwise indicated, each individual has sole investment and voting power with respect to such shares. Mr. Nowicki owns 6,612 shares individually, 56 shares jointly with his children, and has an interest in 1,702 shares in a trust account. He also has an interest in 1,432 shares held in a trust for his spouse. Mr. Freeman has an interest in 1,250 shares held in a trust for his wife. Mr. Gornick owns 13,972 shares individually and shares voting and investment power over the 28,900 shares of stock of the Corporation held by The Gornick Fund. Mr. Higgins owns 2,345 shares jointly with his wife. Mr. Johnson owns 17,799 shares individually, 560 jointly with is wife, and has an interest in 1,140 shares owned by his wife. Ms. Puroll owns 300 shares individually and 200 shares jointly with her husband. Mr. Kirsten owns 300 shares individually and 66 shares jointly with his wife. Ms. Norris owns 62 shares jointly with her husband.

**Less than 1%

To the knowledge of the Corporation, and based upon Schedules 13G filed with the Securities and Exchange Commission, the only persons who may, in accordance with definitions of the federal securities laws, beneficially own 5% or more of the Corporation's common stock are Keith H. Gornick and Financial & Investment Management Group, Ltd., as follows:

                                               Amount and Nature of
         Name                  Address         Beneficial Ownership*    Percent of Class
----------------------    -----------------    ---------------------    ----------------
The Gornick Fund          P.O. Box 957                28,900                  5.42%
                          Bloomfield Hills,
                          Michigan  48303

Keith H. Gornick          P.O. Box 85                 13,972                  2.62%
                          Gaylord, Michigan
                          49734

Financial & Investment    111 Cass St.                43,775                  8.21%
Management Group, Ltd.    Traverse City, MI
                          49684

*Unless otherwise indicated, each person has sole investment and voting power with respect to such shares. The Gornick Fund is a nonprofit corporation. Mr. Gornick shares voting and investment power over the stock of the Corporation held by The Gornick Fund and in such capacity shares the power to vote, or to direct the voting of, such stock and the power to dispose, or to direct the disposition of, such stock. Financial & Investment Management Group, Ltd. reported in a Schedule 13G which was filed with the Securities and Exchange Commission on February 18, 2004 that it shares voting and investment power over 43,775 shares of the Corporation's stock. Financial & Investment Management Group, Ltd. further reported that it is a registered investment advisor managing individual client accounts, that all of such shares are held in accounts owned by its clients and that it disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing in Note 4 of the Notes to Consolidated Financial Statements on page F-15 of this Form 10-K, is also incorporated herein by reference in response to this Item.

In the ordinary course of the Bank's business, the Bank has had, and expects to have in the future, transactions with some of the Corporation's directors, principal officers and shareholders, their families and the companies with which they are associated (herein collectively called "Affiliates"). All such transactions, which included commitments to loan and loans by the Bank, were based on terms, including rates, collateral and repayment terms substantially the same as those prevailing at the time for comparable transactions with other persons, and in the opinion of the Board and the management of the Corporation and the Bank, such transactions did not and do not involve more than the normal risk of collectibility or present other unfavorable features. All future transactions of the Bank or the Corporation with Affiliates, including loans, will be based on terms, including interest rates, collateral and repayment terms, substantially the same as those prevailing at the time for comparable transaction with other persons and will be approved by a majority of the Bank's or the Corporation's independent directors, as the case may be, who do not have an interest in the transaction and who had access, at the Corporation's expense, to the Corporation's or independent legal counsel. Any loan transaction currently in effect with any director or executive officer of the Bank is current as of this date.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reference is made to the exhibit index, which follows the signature page of this report.

(b)      Reports on Form 8-K.

A report on Form 8-K was filed March 5, 2004 under Items 5, 7, 9 and 12 of Form 8-K. In this report, the Corporation announced its consolidated financial results for the three and twelve months ended December 31, 2003, The Corporation also announced that Independent Bank Corporation, the Corporation and the Bank have entered into an Agreement and Plan of Merger under which Independent Bank Corporation has agreed to acquire the Corporation. The transaction is subject to, and contingent upon, regulatory approvals and approval of the shareholders of the Corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to the Corporation by Plante & Moran, PLLC, the Corporation's independent accountants, for the years ended December 31, 2003 and 2002 were as follows:

                        2003         2002
                      ---------    ---------
Audit Fees            $  71,050    $  81,620

Audit-Related Fees       17,850        3,190

Tax Fees                  8,000       10,055

All Other Fees           25,145      134,995

Audit-related fees include consultation on financial accounting and reporting standards and also services performed in connection with the activities of a former employee of the Corporation. Tax fees relate to the tax return preparation and tax consulting. All other fees for 2003 include loan review services, validation of the Corporation's asset/liability management model, and consultation on various matters. All other fees for 2002 include loan review services, agreed upon procedures engagement for internal audit services, validation of the Corporation's asset/liability management model, consultation on regulatory compliance, consultation services relating to the Corporation's preferred securities offering, and consultation on miscellaneous matters.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Corporation's independent accountants. In accordance with such practice, all of the services proved by the Corporation's independent accountants set forth above were approved by the Audit Committee.

The Committee may delegate to one or more designated members of the Committee the authority to grant required pre-approvals. The decisions of any member to whom authority is delegated under this paragraph to pre-approve an activity under this subsection shall be presented to the full Committee at its next scheduled meeting.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH BANCORP, INC.

/s/ William A. Kirsten
-------------------------------------
William A. Kirsten
President and Chief Executive Officer

Dated: March 26, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each director of the Corporation, whose signature appears below, hereby appoints William A. Kirsten and Susan A. Norris, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.

/s/ William A. Kirsten                            /s/ Susan A. Norris
----------------------------                      ------------------------------
William A. Kirsten                                Susan A. Norris
President, Chief Executive Officer and Director   Chief Financial Officer
Dated: March 26, 2004                             Dated: March 26, 2004

/s/ Matthew H. Nowicki                            /s/ Fred T. Burns
----------------------------                      ------------------------------
Matthew H. Nowicki, Director                      Fred T. Burns, Director
Dated: March 30, 2004                             Dated: March 30, 2004

/s/ Timothy W. Freeman                            /s/ Keith Hardin Gornick
----------------------------                      ------------------------------
Timothy W. Freeman, Director                      Keith Hardin Gornick, Director
Dated: March 26, 2004                             Dated: March 30, 2004

/s/ Larry B. Higgins                              /s/ Douglas C. Johnson
----------------------------                      ------------------------------
Larry B. Higgins, Director                        Douglas C. Johnson, Director
Dated: March 26, 2004                             Dated: March 26, 2004

/s/ Kellie A. Puroll
----------------------------
Kellie A. Puroll, Director
Dated: March 30, 2004

                               NORTH BANCORP, INC.
                                AND SUBSIDIARIES
                     --------------------------------------

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2003

NORTH BANCOP, INC. AND SUBSIDIARIES

                                                                        CONTENTS

REPORT LETTER                                                           F-2

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheet                                          F-3

    Consolidated Statement of Operations                                F-4

    Consolidated Statement of Changes in Stockholders' Equity           F-5

    Consolidated Statement of Cash Flows                                F-6

    Notes to Consolidated Financial Statements                          F-7 - F-35

[PLANTE MORAN LOGO]                                          PLANTS & MORAN,PLLC
                                                                       Suite 70C
                                                            107 W. Michigan Ave.
                                                              Kalamazoo,MI 49007
                                                               Tel: 269.385.1858
                                                               Fax: 269.385.2936
                                                                 plantemoran.com

                          Independent Auditor's Report

Stockholders and Board of Directors
North Bancorp, Inc. and Subsidiaries
Gaylord, Michigan

We have audited the accompanying consolidated balance sheet of North Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated results of its operations, changes in stockholders' equity and cash flows for each year in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each year in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Corporation has suffered significant losses from operations resulting in a decrease to regulatory capital below the minimum required in the Formal Agreement by the Bank's federal regulator, the Office of the Comptroller of the Currency. Losses are expected to continue in 2004. These capital concerns raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            /s/ Plante & Moran, PLLC

Kalamazoo, Michigan
February 13, 2004, except for Note 23, as to which the date is March 4, 2004

                                                          [A MEMBER OF MRI LOGO]

NORTH BANCORP, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                                       December 31
                                                                                -------------------------
                                                                                  2003             2002
                                                                                --------         --------
                        ASSETS

Cash and cash equivalents:
     Cash and due from banks (Note 2)                                           $  5,379         $  4,888
     Federal funds sold                                                           13,175            3,404
                                                                                --------         --------
                    Total cash and cash equivalents                               18,554            8,292

Interest-bearing deposits in banks                                                   495            2,671
Securities available for sale (Note 3)                                            30,350           21,905
Securities held to maturity (Note 3)                                                 760            1,992
Other securities (Note 3)                                                          2,606            2,520

Loans (Note 4)                                                                   118,575          172,089
     Less: Allowance for loan losses (Note 5)                                      6,582            4,512
                                                                                --------         --------
                    Net loans                                                    111,993          167,577

Foreclosed assets (Note 6)                                                           978              646
Bank premises and equipment - Net (Note 8)                                         2,399            2,586
Accrued interest receivable                                                          756            1,275
Other assets (Notes 7, 13, and 16)                                                 3,666            3,398
                                                                                --------         --------
                    Total assets                                                $172,557         $212,862
                                                                                ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits :
          Noninterest-bearing                                                   $ 16,894         $ 16,484
          Interest-bearing (Note 9)                                              118,853          145,746
                                                                                --------         --------
                    Total deposits                                               135,747          162,230

     Notes payable (Note 11)                                                      26,286           34,906
     Guaranteed preferred beneficial interests in
          subordinated debentures (Note 12)                                        5,000            5,000
     Other liabilities (Notes 16 and 17)                                           1,537            1,285
                                                                                --------         --------
                    Total liabilities                                            168,570          203,421

STOCKHOLDERS' EQUITY (Notes 19 and 20)
     Common stock, $1 par value:
          Authorized - 3,000,000 at December 31, 2003 and 2002
          Issued and outstanding - 532,896 at December 31, 2003 and
               525,896 at December 31, 2002                                          533              526
     Additional paid-in capital                                                    6,101            6,009
     Retained earnings (Accumulated deficit)                                      (2,845)           2,565
     Accumulated other comprehensive income                                          198              341
                                                                                --------         --------
                    Total stockholders' equity                                     3,987            9,441
                                                                                --------         --------
                    Total liabilities and stockholders'
                         equity                                                 $172,557         $212,862
                                                                                ========         ========

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                              CONSOLIDATED RESULTS OF OPERATIONS
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                             Year Ended December 31
                                                       --------------------------------
                                                         2003        2002        2001
                                                       --------    --------    --------
INTEREST INCOME
     Interest and fees on loans                        $ 10,825    $ 14,081    $ 12,590
     Investment securities:
          Taxable                                           875         899         814
          Tax-exempt                                        196         197          99
     Federal funds sold                                     210          81          18
                                                       --------    --------    --------
                    Total interest income                12,106      15,258      13,521

INTEREST EXPENSE
     Deposits                                             4,222       5,577       4,722
     Borrowings                                           1,413       2,143       2,446
     Subordinated debentures                                253         167           -
                                                       --------    --------    --------
                    Total interest expense                5,888       7,887       7,168
                                                       --------    --------    --------

NET INTEREST INCOME                                       6,218       7,371       6,353
     Provision for loan losses (Note 5)                   5,849       5,337         886
                                                       --------    --------    --------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                              369       2,034       5,467

NONINTEREST INCOME
     Service charges on deposit accounts                    515         558         447
     Loan servicing fees                                    228          93          54
     Gain on sale of real estate mortgages
          originated for sale                             1,291         960         517
     Gain on sale of securities available for sale           44           -          36
     Other income                                           333         348         278
                                                       --------    --------    --------
                    Total noninterest income              2,411       1,959       1,332

NONINTEREST EXPENSES
     Salaries, wages and benefits
          (Notes 15, 16, and 17)                          3,502       2,738       2,197
     Occupancy expense                                      284         267         185
     Equipment and data processing expense                  596         580         412
     Advertising and public relations                        76         187         136
     Professional fees                                      901         432         260
     Office supplies and postage                            238         233         206
     Foreclosed assets, net (Note 6)                        410          88          17
     Mortgage servicing rights amortization (Note 7)        543         295         155
     Other expenses                                       1,487       1,351       1,118
                                                       --------    --------    --------
                    Total noninterest expenses            8,037       6,171       4,686
                                                       --------    --------    --------

INCOME (LOSS) - Before income taxes                      (5,257)     (2,178)      2,113

FEDERAL INCOME TAX EXPENSE (BENEFIT) (Note 13)              153        (803)        697
                                                       --------    --------    --------
NET INCOME (LOSS)                                      $ (5,410)   $ (1,375)   $  1,416
                                                       ========    ========    ========
BASIC EARNINGS (LOSS) PER SHARE                        $ (10.25)   $  (2.62)   $   3.12
                                                       ========    ========    ========

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                                                Accumulated Other     Total
                                       Number of      Common     Additional Paid-     Retained    Comprehensive    Stockholders'
                                        Shares        Stock         In Capital        Earnings        Income          Equity
                                       ---------     --------    ----------------     --------  -----------------  -------------
BALANCE - January 1, 2001               329,007      $    329        $  2,675         $  2,926      $     57         $  5,987

Net income                                                  -               -            1,416             -            1,416

Change in net unrealized gain on
    securities available for sale,
    net of tax                                              -               -                -            70               70
                                                                                                                     --------
       Total comprehensive income                                                                                       1,486

Cash dividend ($0.40 per share)                             -               -             (192)            -             (192)

Issuance of common stock, net of
    offering expenses of $409           196,288           196           3,321                -             -            3,517
                                       --------      --------        --------         --------      --------         --------
BALANCE - December 31, 2001             525,295           525           5,996            4,150           127           10,798

Net loss                                                    -               -           (1,375)            -           (1,375)

Change in net unrealized gain on
    securities available for sale,
    net of tax                                              -               -                -           214              214
                                                                                                                     --------
        Total comprehensive loss                                                                                       (1,161)

Cash dividend ($ 0.40 per share)                            -               -             (210)            -             (210)

Issuance of common stock                    601             1              13                -             -               14
                                       --------      --------        --------         --------      --------         --------
BALANCE - December 31, 2002             525,896           526           6,009            2,565           341            9,441

Net loss                                                    -               -           (5,410)            -           (5,410)

Change in net unrealized gain on
    securities available for sale                           -               -                -          (143)            (143)
                                                                                                                     --------
        Total comprehensive loss                                                                                       (5,553)

Issuance of common stock                  7,000             7              92                -             -               99
                                       --------      --------        --------         --------      --------         --------
BALANCE - December 31, 2003             532,896      $    533        $  6,101         $ (2,845)     $    198         $  3,987
                                       ========      ========        ========         ========      ========         ========

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  (000S OMITTED)

                                                                                         Year Ended December 31
                                                                                  ------------------------------------
                                                                                    2003          2002          2001
                                                                                  --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                              $ (5,410)     $ (1,375)     $  1,416
   Adjustments to reconcile net income (loss) to net
     cash from operating activities:
        Depreciation                                                                   266           250           237
        Provision for loan losses                                                    5,849         5,337           886
        Deferred federal income taxes                                               (1,094)         (937)           22
        Valuation allowance for deferred tax asset                                   1,999             -             -
        Amortization of securities - Net                                               318           223            55
        Gain on sale of securities available for sale                                  (44)            -           (36)
        Accrued interest receivable and other assets                                   572          (815)         (652)
        Stock dividend received - Other securities                                     (86)            -             -
        Accrued interest payable and other liabilities                                 428          (926)         (311)
                                                                                  --------      --------      --------
               Net cash provided by operating activities                             2,798         1,757         1,617

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in interest-bearing deposits in banks                                  2,176        (2,671)            -
   Purchases of securities available for sale                                      (19,775)      (11,416)      (14,888)
   Proceeds from maturities of securities available for sale                         8,969         5,978         6,376
   Proceeds from sale of securities available for sale                               1,770             -         2,667
   Purchases of securities held to maturity                                           (300)       (1,400)         (300)
   Proceeds from maturities of securities held to maturity                           1,530           445         2,206
   Purchases of other securities                                                         -          (186)         (310)
   Net decrease (increase) in loans                                                 48,177       (17,036)      (46,571)
   Purchases of premises and equipment                                                 (79)         (462)         (817)
                                                                                  --------      --------      --------
               Net cash provided by
                    (used in) investing activities                                  42,468       (26,748)      (51,637)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                             (26,483)       25,612        50,966
   Net change in short-term borrowings                                                   -        (2,139)       (4,310)
   Proceeds from notes payable                                                       5,425        14,275        16,961
   Repayment of notes payable                                                      (14,045)      (16,501)      (13,632)
   Proceeds from issuance of subordinated debentures                                     -         5,000             -
   Dividends paid to stockholders                                                        -          (210)         (192)
   Proceeds from issuance of common stock                                               99            14         3,517
                                                                                  --------      --------      --------
               Net cash provided by
                     (used in) financing activities                                (35,004)       26,051        53,310

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           10,262         1,060         3,290

CASH AND CASH EQUIVALENTS - Beginning of year                                        8,292         7,232         3,942
                                                                                  --------      --------      --------
CASH AND CASH EQUIVALENTS - End of year                                           $ 18,554      $  8,292      $  7,232
                                                                                  ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid (received) during the year:
     Interest                                                                     $  6,012      $  7,816      $  7,138
                                                                                  ========      ========      ========
     Federal income taxes                                                         $   (937)     $    554      $    750
                                                                                  ========      ========      ========
     Loans transferred to foreclosed assets                                       $  1,557      $    609      $     95
                                                                                  ========      ========      ========

See Notes to Consolidated Financial Statements.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND CONSOLIDATION - The consolidated financial statements include the accounts of North Bancorp, Inc. and its wholly-owned subsidiaries, First National Bank of Gaylord (the Bank); Gaylord Partners, Limited Partnership (the Partnership); and First of Gaylord Financial Services, Inc., collectively referred to as the Corporation. All significant intercompany transactions and accounts have been eliminated in consolidation.

         USE OF ESTIMATES - The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, foreclosed assets, impaired loans, deferred tax assets, and postretirement health benefits.

         NATURE OF OPERATIONS - First National Bank of Gaylord is engaged in the business of commercial and retail banking. The Bank offers a variety of deposit products, including checking accounts, savings accounts, time deposits and short-term deposits. The Bank conducts lending activities in the residential and commercial mortgage markets, in the general commercial market and in the consumer installment marketplace. Substantially all loans are secured by business or personal assets. These financial services and products are delivered through its main office and one branch office in Gaylord, Michigan (Otsego County) and a branch office in Houghton Lake, Michigan (Roscommon County). First of Gaylord Financial Services, Inc., provides limited insurance services for the Bank. Gaylord Partners, Limited Partnership, was formed in 2002 to issue guaranteed preferred beneficial interests in junior subordinated debentures.

         SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Corporation's activities are with customers located within Michigan.
         Note 3 discusses the types of securities the Corporation invests in.
         Note 4 discusses the types of lending that the Corporation engages in. The Corporation has one industry classification where a concentration exists. At December 31, 2003, loans to golf courses represent 2.6 percent of the Bank's loan portfolio.

         CASH AND CASH EQUIVALENTS - For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED)

         INTEREST-BEARING DEPOSITS IN BANKS - Interest-bearing deposits in banks mature from May 2004 through April 2006.

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

         LOANS - The Corporation grants mortgage, commercial and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

         The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

         ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines the uncollectibility of a loan balance. Subsequent recoveries, if any, are credited to the allowance.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, industry experience, regulatory guidance, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

         The allowance consists of specific, general, and unallocated components. The specific components relate to certain loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower that the carrying value of that loan. The general component covers classified and non-classified loans and is based on industry experience, regulatory guidance, and historical loss experience, adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

         A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower including length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral, if the loan is collateral dependent.

         Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SERVICING - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported as other assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

         OFF BALANCE SHEET INSTRUMENTS - In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

         FORECLOSED ASSETS - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (less cost to sell) at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

         PREMISES AND EQUIPMENT - Land is carried at cost. Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the assets.

         INCOME TAXES - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

         POSTRETIREMENT BENEFITS - Postretirement benefits are recognized in the financial statements as earned over the participants' active service period.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADOPTION OF FIN 46 - The Corporation adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 related to the consolidation of a finance entity involved in the issuance of preferred securities. As a result, the issuing entity has been deconsolidated. For further information on the adoption of FIN 46, see Note 12.

         EARNINGS PER SHARE - Earnings per share are based on the weighted average number of shares outstanding during each period. Weighted average number of shares outstanding totaled 527,680, 525,545, and 454,486 for the years ended December 31, 2003, 2002, and 2001, respectively. The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.

         COMPREHENSIVE INCOME (LOSS) - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in the results of operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with the results of operations, are components of comprehensive income (loss).

         The components of other comprehensive income (loss) and related tax effects are as follows (000s omitted):

                                          2003      2002     2001
                                         -----      ----     ----
Unrealized holding gains (losses) on
   securities available for sale         $(275)     $324     $142
Reclassification adjustment for gains
   realized in income                       44         -       36
                                         -----      ----     ----
Net unrealized gains (losses)             (319)      324      106
Tax effect                                (109)      110       36
                                         -----      ----     ----
     Subtotal                             (210)      214       70

Change in valuation allowance              (67)        -        -
                                         -----      ----     ----
Net-of-tax amount                        $(143)     $214     $ 70
                                         =====      ====     ====

         RECLASSIFICATION - Certain amounts from prior years have been reclassified to conform to the current year presentation.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

         Cash and cash equivalents in the amount of $371,000 and $300,000 were restricted at December 31, 2003 and 2002, respectively, to meet the reserve requirements of the Federal Reserve System.

NOTE 3 - SECURITIES

         The amortized cost and estimated fair market values of securities are as follows at December 31, 2003 and 2002 (000s omitted):

                                                               2003
                                ------------------------------------------------------------------
                                                Gross Unrealized   Gross Unrealized
                                Amortized Cost       Gains               Losses         Fair Value
                                --------------  ----------------   ----------------     ----------
Securities available for sale:
   U.S. treasury notes            $ 9,054          $    39               $    25          $ 9,068
   Obligations of other U.S.
     government agencies            6,303               63                     5            6,361
   Obligations of states and
     political subdivisions         5,657              185                     4            5,838
   Mortgage-backed securities       9,138               51                   106            9,083
                                  -------          -------               -------          -------
       Total  securities
          available for sale      $30,152          $   338               $   140          $30,350
                                  =======          =======               =======          =======
Securities held to maturity:
   Obligations of states and
     political subdivisions       $   510          $     4               $     -          $   514
   Corporate                          250                3                     -              253
                                  -------          -------               -------          -------
       Total  securities
          held to maturity        $   760          $     7               $     -          $   767
                                  =======          =======               =======          =======

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 3 - SECURITIES (CONTINUED)

                                                                       2002
                                      ----------------------------------------------------------------------
                                                       Gross Unrealized    Gross Unrealized
                                      Amortized Cost         Gains              Losses            Fair Value
                                      --------------   ----------------    ----------------       ----------
Securities available for sale:
   U.S. treasury notes                    $ 4,001            $    99            $     -            $ 4,100
   Obligations of other U.S.
     government agencies                    7,278                172                  -              7,450
   Obligations of states and
     political subdivisions                 5,341                147                 13              5,475
   Mortgage-backed securities               3,187                 92                  2              3,277
   Corporate                                1,581                 22                  -              1,603
                                          -------            -------            -------            -------
       Total  securities
          available for sale              $21,388            $   532            $    15            $21,905
                                          =======            =======            =======            =======

Securities held to maturity:
   Obligations of states and
     political subdivisions               $ 1,742            $    17            $     -            $ 1,759
   Corporate                                  250                  3                  -                253
                                          -------            -------            -------            -------
       Total  securities
          held to maturity                $ 1,992            $    20            $     -            $ 2,012
                                          =======            =======            =======            =======

         The amortized cost and estimated market values of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

                                      Available for Sale               Held to Maturity
                                  -------------------------       --------------------------
                                  Amortized                       Amortized
                                    Cost         Fair Value          Cost         Fair Value
                                  ---------      ----------       ---------       ----------
Due in one year or less            $ 6,640         $ 6,728         $   510         $   514
Due after one year
    through five years              11,562          11,597               -               -
Due after five years
    through ten years                2,812           2,942             250             253
                                   -------         -------         -------         -------
           Total                    21,014          21,267             760             767

Mortgage-backed securities           9,138           9,083               -               -
                                   -------         -------         -------         -------
           Total                   $30,152         $30,350         $   760         $   767
                                   =======         =======         =======         =======

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 3 - SECURITIES (CONTINUED)

         Securities with a book value of $5,088,000 and $8,565,000 (market value of $5,173,000 and $8,790,000) were pledged at December 31, 2003 and 2002, respectively, to secure borrowings from the Federal Home Loan Bank.

         Other securities consist of restricted Federal Home Loan Bank of Indianapolis stock and Federal Reserve Bank of Chicago stock. These securities are carried at cost, which approximates market.

         Following is a summary of the sales of securities available for sale for the years ended December 31, 2003, 2002, and 2001 (000s omitted):

                                               2003                2002             2001
                                              ------               ----            ------
Gross proceeds                                $1,771               $ -             $2,667
Gross gains                                       44                 -                 36
Applicable income tax provision                   15                 -                 12

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 4 - LOANS

         Major categories of loans in the portfolio are as follows at December 31, 2003 and 2002 (000s omitted):

                                                    2003             2002
                                                  --------         --------
Mortgage loans on real estate:
      Residential 1-4 family                      $ 45,218         $ 57,709
      Construction                                   4,799           16,437
      Second mortgages                               1,254            2,339
      Equity lines of credit                         2,083            1,958
      Commercial                                    30,032           37,187

Commercial loans                                    12,326           19,515

Consumer installment loans:
      Direct
            Automobile loans                         4,274            7,474
            Recreational vehicles                    2,047            3,243
            Home equity closed end                   4,398            7,322
            Unsecured                                  808            1,594
            Equipment loans                            674            1,226
            Other                                    1,822            1,464
            Mobile homes                               944            1,013
      Indirect
            Automobile loans                         4,595            8,388
            Recreational vehicles                    2,989            4,824
      Personal lines of credit                         312              396
                                                  --------         --------
                              Total loans         $118,575         $172,089
                                                  ========         ========

         Certain directors and executive officers of the Corporation, including their related entities, were loan customers of the subsidiary bank during 2003 and 2002. Management believes such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balances for these individuals at December 31, 2003 and 2002 amounted to $4,443,000 and $2,909,000, respectively. During 2003, $6,749,000 of new loans were made and repayments totaled $5,216,000. At December 31, 2003, $2,415,000 of loans to directors and executive officers were classified substandard.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses were as follows (000s omitted):

                                         2003             2002             2001
                                        -------          -------          -------
Balance - Beginning of year             $ 4,512          $ 1,228          $   843

Provision charged to operations           5,849            5,337              886
Loans charged off                        (4,302)          (2,203)            (601)
Recoveries of loans charged off             523              150              100
                                        -------          -------          -------
Balance - End of year                   $ 6,582          $ 4,512          $ 1,228
                                        =======          =======          =======

         The following is a summary of information pertaining to impaired loans (000s omitted):

                                                  2003            2002           2001
                                                --------         -------         ----
As of December 31:

Recorded investment in impaired
   loans for which there is a related
   allowance for loan losses                    $ 10,154         $ 2,009         $442

Recorded investment in impaired
   loans for which there is no related
   allowance for loan losses                       1,807               -           95
                                                --------         -------         ----

Recorded investment in impaired loans           $ 11,961         $ 2,009         $537
                                                ========         =======         ====
Valuation allowance related to
   impaired loans                               $  1,620         $   668         $163
                                                ========         =======         ====

Total non-accrual loans                         $ 12,650         $ 2,139         $513
                                                ========         =======         ====
Total loans past due 90 days or
   more and still accruing                      $      -         $   128         $313
                                                ========         =======         ====
For the year ended December 31:

Average recorded investment
   in impaired loans during the year            $  7,236         $   714         $132
                                                ========         =======         ====
Interest income recognized during the
   time the loans were impaired                 $      -         $     2         $  -
                                                ========         =======         ====
Interest income recognized using a cash
   basis method of accounting during
   the time the loans were impaired             $      -         $     -         $  -
                                                ========         =======         ====

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 6 - FORECLOSED ASSETS

         Expenses applicable to foreclosed assets include the following for the years ended December 31, 2003, 2002, and 2001 (000s omitted):

                                               2003         2002         2001
                                               ----         ----         ----
Net loss on sales of foreclosed assets         $ 20         $  9         $  2
Write-down of foreclosed assets                 231            -            -
Operating expenses                              159           79           15
                                               ----         ----         ----

                        Total                  $410         $ 88         $ 17
                                               ====         ====         ====

NOTE 7 - MORTGAGE LOAN SERVICING

         Mortgage loans serviced for Freddie Mac are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $111,573,000 and $73,363,000 at December 31, 2003 and 2002, respectively.

         The following summarizes mortgage servicing rights capitalized and amortized and the asset recorded as of December 31 (000s omitted):

                                               2003           2002           2001
                                              -----          -----          -----
Mortgage servicing rights
       Beginning of year                      $ 599          $ 393          $ 160

Mortgage servicing rights capitalized           782            644            388

Change in valuation allowance                   143           (143)             -

Servicing rights written down due
       to prepayment and amortization          (543)          (295)          (155)
                                              -----          -----          -----
Mortgage servicing rights
        End of year                           $ 981          $ 599          $ 393
                                              =====          =====          =====

         The fair value of servicing rights was determined using discount rates of 7.25 percent and prepayment speeds ranging from 7.72 percent to
         16.77 percent, depending on the stratification of the specific right.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 7 - MORTGAGE LOAN SERVICING (CONTINUED)

         In the event of any customer default on loans that have been sold to Freddie Mac, the Corporation may be required to repurchase those loans based on its agreement with Freddie Mac. In the event of nonperformance, the Corporation has the rights to the underlying collateral values attached to the loans.

NOTE 8 - BANK PREMISES AND EQUIPMENT

         Major classifications of bank premises and equipment are summarized as follows at December 31, 2003 and 2002 (000s omitted):

                                             2003             2002
                                           -------          -------
Land and land improvements                     842              842
Building and building improvements           1,646            1,614
Furniture and equipment                      1,979            1,932
                                           -------          -------
            Total                            4,467            4,388

Less accumulated depreciation               (2,068)          (1,802)
                                           -------          -------
            Total                          $ 2,399          $ 2,586
                                           =======          =======

NOTE 9 - DEPOSITS

         The following is a summary of interest-bearing deposits at December 31, 2003 and 2002 (000s omitted):

                                                      2003             2002
                                                    --------         --------
NOW accounts                                        $ 24,006         $ 21,042
Savings                                               15,619           24,912
Certificates of deposit:
      $100,000 and over                               35,588           43,371
      Under $100,000                                  43,640           56,421
                                                    --------         --------
            Total interest-bearing deposits         $118,853         $145,746
                                                    ========         ========

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE  9 - DEPOSITS (CONTINUED)

         At December 31, 2003, the scheduled maturities of time deposits are as follows (000s omitted):

2004         $61,093
2005          10,800
2006           3,813
2007           2,691
2008             831
             -------
  Total      $79,228
             =======

NOTE 10 - SHORT-TERM BORROWINGS

         The Corporation has a line of credit for short-term borrowings available from the Federal Home Loan Bank of Indianapolis (FHLB) totaling $2,000,000. The line of credit agreement expires on March 5, 2004. The FHLB reserves the right at any time with advance notice to immediately terminate the line of credit.

         Interest is computed using a variable interest rate (1.11 percent and 1.33 percent at December 31, 2003 and 2002, respectively) established by the FHLB. The collateral for the line of credit is the same as that described in Note 11 for the term advances. The Corporation had no outstanding borrowings under this agreement at December 31, 2003 and 2002.

NOTE 11 - NOTES PAYABLE

         The Corporation has various term advances from the FHLB with fixed interest rates ranging from 1.70 percent to 7.33 percent at December 31, 2003, and 1.55 percent to 7.55 percent at December 31, 2002. Maturity dates range from January 2004 to June 2009. Interest on these borrowings is payable monthly. The Corporation has a specific collateral agreement with the FHLB covering certain investment securities (book value of $5,088,000 at December 31, 2003) and certain qualifying residential mortgage loans (book value of $42,872,000 at December 31, 2003).

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 11 - NOTES PAYABLE (CONTINUED)

         Maturities of notes payable are as follows as of December 31, 2003 (000s omitted):

2004         $ 8,375
2005           8,911
2006           6,000
2007           1,000
2008           1,500
2009             500
             -------
  Total      $26,286
             =======

NOTE 12 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

         In March 2002, the Corporation formed Gaylord Partners, Limited Partnership (the "Partnership"), a special-purpose subsidiary of North Bancorp, Inc. Effective May 30, 2002, the Partnership privately placed $5,000,000 of preferred securities, which are reflected on the consolidated balance sheet as guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures (the "preferred securities"). The preferred securities were sold in two series. Series A totaled $1,150,000 and carries a variable interest rate equal to one month LIBOR plus 3.6 percent. Series B totaled $3,850,000 and carries a variable interest rate equal to the prime rate, as reported on certain dates in the Wall Street Journal, Midwest Edition, plus 1 percent. For both Series A and Series B, the interest rates reprice quarterly and are not to exceed 12 percent annually. The preferred securities mature in 2032 and are redeemable at par at any time on or after May 31, 2007, at the option of the Corporation.

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

         The debt issuance costs associated with the preferred securities totaled $241,000 and are being amortized over ten years.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 12 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES (CONTINUED)

         Distributions on the preferred securities are to be paid quarterly on March 31, June 30, September 30, and December 31. The preferred subordinated debenture agreement allows for suspension of these payments for up to 20 quarters. The OCC has restricted the Bank's ability to pay dividends to the Corporation, which has limited the Corporation's available funds. Due to limited sources of liquidity for the payment of the quarterly distributions, the Board of Directors exercised the right to defer distributions effective December 31, 2003. Future distributions on the preferred securities are dependent on the Bank's ability to pay dividends to the Corporation. It is anticipated that all such distributions in 2004 will be deferred, as the Bank will not likely have the ability to pay dividends to the Corporation.

         The Partnership meets the FIN 46 definition of a variable interest entity, but the Corporation is not the primary beneficiary in this entity. As discussed in Note 1, the Corporation deconsolidated the Partnership as a result of FIN 46. The Corporation is not exposed to loss related to this variable interest entity. Banking regulators announced that, until notice is given to the contrary, this debt will continue to qualify as Tier I capital for the Corporation.

NOTE 13 - INCOME TAXES

         The Corporation and its subsidiaries file a consolidated federal income tax return. At December 31, 2003, the Corporation has a net operating loss carryforward for federal tax purposes of $1,706,000 and a net operating loss carryforward for alternative minimum tax purposes of $153,000. These carryforwards are available to reduce future taxable income through the years ended December 31, 2023.

         A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2003, the Corporation established a valuation allowance against the net deferred tax asset that would require future taxable income in order to be utilized.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 13 - INCOME TAXES (CONTINUED)

         The following is a summary of the income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 (000s omitted):

                                               2003             2002             2001
                                             -------          -------          -------
Current expense  (benefit)                   $  (752)         $   134          $   675
Deferred expense  (benefit)                   (1,094)            (937)              22
                                             -------          -------          -------
                  Subtotal                    (1,846)            (803)             697
 Change in valuation allowance                 1,999                -                -
                                             -------          -------          -------
                  Income tax expense
                         (benefit)           $   153          $  (803)         $   697
                                             =======          =======          =======

         The reasons for the differences between the income tax expense (benefit) at the federal statutory income tax rate and the recorded income tax expense (benefit) are summarized as follows (000s omitted):

                                                  Years Ended December 31
                                        -----------------------------------------
                                          2003             2002            2001
                                        -------          -------          -------
Income tax (benefit) at federal
      statutory rate of 34%             $(1,746)         $  (740)         $   718

Decreases resulting
      from non-taxable income              (109)             (76)             (42)

Increases resulting from
       non-deductible expense                 9               13               21
                                        -------          -------          -------
                  Subtotal               (1,846)            (803)             697

Change in valuation allowance             1,999                -                -
                                        -------          -------          -------
Income tax expense (benefit)            $   153          $  (803)         $   697
                                        =======          =======          =======

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 13 - INCOME TAXES (CONTINUED)

         The significant components of the Corporation's deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (000s omitted):

                                                                 2003             2002
                                                               -------          -------
Deferred tax assets:
      Accrued postretirement benefit cost                      $   106          $    83
      Allowance for loan losses                                  1,782            1,320
      Deferred compensation                                        105               58
      Net operating loss carry forward                             580                -
      Alternative minimum tax credit carry forward                  52                -
      Other                                                         78                2
                                                               -------          -------
                  Total deferred tax assets                      2,703            1,463

Deferred tax liabilities:
      Fixed assets                                                (217)            (201)
      Mortgage servicing rights                                   (333)            (204)
      Net loan fees                                               (154)            (153)
      Unrealized gain on securities available for sale               -             (176)
                                                               -------          -------
                  Total deferred tax liabilities                  (704)            (734)

                  Subtotal                                       1,999              729
                                                               -------          -------
     Valuation allowance                                        (1,999)               -
                                                               -------          -------
                  Net deferred tax assets                      $     -          $   729
                                                               =======          =======

NOTE 14 - OFF BALANCE SHEET ACTIVITIES

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

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 14 - OFF BALANCE SHEET ACTIVITIES (CONTINUED)

         At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

                                                      Contract Amount
                                                   ----------------------
                                                    2003           2002
                                                   ------         -------
Commitments to grant loans                         $2,936         $13,761
Unfunded commitments under lines of credit          4,479           9,785
Commercial and standby letters of credit              146             310

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

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

NOTE 15 - RETIREMENT PLAN

         The Corporation has a 401(k) plan that is a defined contribution savings plan for employees. Employer contributions are discretionary and are determined by the Board of Directors. The Corporation matches 30 percent of the participants' first 3 percent of compensation contributed. For the years ended December 31, 2003, 2002, and 2001, the expense attributable to this plan was $43,000, $39,000 and $30,000, respectively.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 16 - DEFERRED COMPENSATION AGREEMENTS

         The Corporation has a nonqualified deferred compensation agreement with a former officer, whereby the former officer or designated beneficiary receives payments of $33,000 per year for 15 years. The accrued deferred compensation benefit cost at December 31, 2003 and 2002 corresponding to this agreement was $292,000 and $170,000, respectively. Expense in the amount of $142,000, $38,000, and $27,000 has been charged to operations for the years ended December 31, 2003, 2002, and 2001, respectively.

         The Corporation has nonqualified deferred compensation agreements with certain current officers, whereby the officers or designated beneficiaries will receive between $30,000 and $50,000 per year for 15 years in the event of retirement, disability, or death. The present value of the future benefits will be accrued to the full eligibility dates of the officers. The benefits vest over ten years; however, in the event of a change in control and a participant is subsequently terminated, the benefits are payable upon normal retirement age as if the participant had been continuously employed by the Corporation until normal retirement age. The accrued deferred compensation benefit cost at December 31, 2003 and 2002 corresponding to these agreements was $18,000 and $8,000, respectively. Expense in the amount of $11,000, $8,000, and $0 has been charged to operations for the years ended December 31, 2003, 2002, and 2001, respectively.

         To fund the above obligations, the Corporation has purchased insurance on the lives of the participants with the Corporation as the owner and beneficiary of the policies. The cash surrender value of the life insurance contracts totaled $891,000 and $702,000 at December 31, 2003 and 2002, respectively. Income in the amount of $41,000, $23,000, and $18,000 has been earned and recorded for the years ended December 31, 2003, 2002, and 2001, respectively.

         The Corporation has an agreement with a former officer whereby the former officer receives payments of $2,600 per month for the period July 2003 to May 2005. The accrued liability for this agreement at December 31, 2003 is $44,000.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 17 - POSTRETIREMENT HEALTH CARE PLAN

         The Corporation sponsors a defined benefit postretirement plan that provides postretirement health care benefits to certain retired directors, current directors and their spouses. The plan is currently not funded. The expected cost of providing these benefits is accrued over the years in which participants' services are provided to the Corporation.

         The accumulated obligation for post-retirement benefits attributable to active and retired directors was $314,000 and $243,000 at December 31, 2003 and 2002, respectively. Expenses for these benefits were $117,000, $120,000, and $86,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         Actuarial assumptions include a discount rate of 6.5 percent and a health care inflation rate of 12 percent graded down to 5 percent over seven years. The effect of an increase or decrease of 1 percent in the health care inflation rate on the expense recognized for the year ended December 31, 2003 is not significant.

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

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

         PREFERRED SECURITIES - The fair values of the Corporation's preferred securities are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

         ACCRUED INTEREST - The carrying amounts of accrued interest approximate fair value.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

         OFF BALANCE SHEET INSTRUMENTS - Fair values for off balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

         The estimated fair values, and related carrying or notional amounts, of the Corporation's financial instruments at December 31, 2003 and 2002 are as follows (000s omitted):

                                                          2003                             2002
                                               --------------------------        --------------------------
                                               Carrying        Estimated         Carrying        Estimated
                                               Amounts         Fair Value        Amounts         Fair Value
                                               --------        ----------        --------        ----------
Financial Assets:
    Cash and cash equivalents                  $ 18,554         $ 18,554         $  8,292         $  8,292
    Interest-bearing deposits in banks              495              495            2,671            2,671
    Securities available for sale                30,350           30,350           21,905           21,905
    Securities held to maturity                     760              767            1,992            2,012
    Other securities                              2,606            2,606            2,520            2,520
    Loans - Net                                 111,993          114,914          167,577          170,433
    Accrued interest receivable                     756              756            1,275            1,275

Financial Liabilities:
    Customer deposits                           135,747          135,826          162,230          162,275
    Notes payable                                26,286           26,048           34,906           36,923
    Accrued interest payable                        318              318              442              442
    Preferred securities                          5,000            2,932            5,000            5,000

NOTE 19 - REGULATORY MATTERS

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

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 19 - REGULATORY MATTERS (CONTINUED)

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts, and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

         Nominally, the Bank is considered to be adequately capitalized under the regulatory framework for prompt corrective action. Under the framework, the Bank's capital levels do not allow the Bank to accept brokered deposits without prior approval from the FDIC. In addition, as a result of this classification, the Bank's premiums for deposit insurance will increase in 2004.

         Exclusive of the Formal Agreement, to be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table (000s omitted).

                                                                                                    Minimum Required to be Well
                                                                     Minimum Required for Capital     Capitalized Under Prompt
                                                    Actual                 Adequacy Purposes        Corrective Action Provisions
                                         ------------------------    ----------------------------   ----------------------------
                                          Amount            Ratio      Amount              Ratio      Amount              Ratio
                                         -------            -----    ----------            ------   ---------            -------
As of December 31, 2003:

Total Capital
(to Risk Weighted Assets)
  Consolidated                           $ 9,908             9.34%      $ 8,489            8.00%        N/A               N/A
  First National Bank of Gaylord           9,929             9.38%        8,472            8.00%      $10,590            10.00%

Tier 1 Capital
(to Risk Weighted Assets)
  Consolidated                           $ 4,954             4.67%      $ 4,244            4.00%        N/A               N/A
  First National Bank of Gaylord           8,542             8.07%        4,236            4.00%      $ 6,354             6.00%

Tier 1 Capital
(to Average Assets)
  Consolidated                           $ 4,954             2.66%      $ 7,452            4.00%        N/A               N/A
  First National Bank of Gaylord           8,542             4.59%        7,444            4.00%      $ 9,305             5.00%

As of December 31, 2002:

Total Capital
(to Risk Weighted Assets)
  Consolidated                           $15,968            10.53%      $12,135            8.00%        N/A               N/A
  First National Bank of Gaylord          15,675            10.35%       12,115            8.00%      $15,144            10.00%

Tier 1 Capital
(to Risk Weighted Assets)
  Consolidated                           $12,073             7.96%      $ 6,068            4.00%        N/A               N/A
  First National Bank of Gaylord          13,750             9.08%        6,057            4.00%      $ 9,086             6.00%

Tier 1 Capital
(to Average Assets)
  Consolidated                           $12,073             5.80%      $ 8,325            4.00%        N/A               N/A
  First National Bank of Gaylord          13,750             6.61%        8,319            4.00%      $10,398             5.00%

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 19 - REGULATORY MATTERS (CONTINUED)

         On July 10, 2003 the Bank's Board of Directors entered into a Formal Agreement ("Agreement") with the Bank's primary federal regulator, the Office of the Comptroller of the Currency ("OCC"). The Agreement contains substantive requirements and restrictions regarding the Bank's overall capitalization and its ability to issue cash dividends to the Corporation. The Agreement also contains significant requirements to improve credit administration, management of criticized and classified assets, evaluation of Bank management, internal audit activities, management information systems, strategic planning, asset/liability management, interest rate risk management, and adherence to laws and regulations. The Agreement also prohibits average loans during any calendar quarter from growing by more than 1.5 percent compared to the previous quarterly average, until December 31, 2004. At December 31, 2003, the Bank is not in compliance with certain provisions of the Agreement.

         Among other provisions, the Agreement requires the Bank to achieve, by December 31, 2003, a Tier 1 capital to risk-weighted assets ratio of 10 percent and a Tier I capital to adjusted total assets ratio of 7.5 percent. As of December 31, 2003, the Bank is not in compliance with the capital requirements of the Agreement. The OCC has denied a request to extend the December 31, 2003 compliance date for the capital requirements. The Bank is subject to material adverse effects, including the OCC placing the Bank into receivership with the FDIC, as a result of its deteriorating financial condition.

NOTE 20 - RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

         Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. At December 31, 2003, the Bank was not authorized to pay dividends to the Corporation without prior regulatory approval from the OCC. Additionally, due to restrictions in the preferred security documents, dividends are prohibited during the period in which distributions are deferred.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 20 - RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (CONTINUED)

         As of June 30, 2003, a dividend in the amount of $65,000 was paid by the Bank to the Corporation to pay the quarterly distributions on the preferred securities. Due to the losses incurred by the Bank, prior approval from the OCC was required for the payment of this dividend. Retroactive approval was requested in August 2003 and the OCC denied the request for approval in October 2003. As of December 31, 2003, the Bank capital has not been restored for the amount of this dividend.

         Loans or advances by the Bank to the Corporation are subject to significant regulatory requirements. No such loans or advances were outstanding as of December 31, 2003 and 2002.

NOTE 21 - PARENT-ONLY FINANCIAL STATEMENTS

         The following represents the condensed financial statements of North Bancorp, Inc., ("Parent") only. The Parent-only financial information should be read in conjunction with the Corporation's consolidated financial statements.

         The condensed balance sheet at December 31, 2003 and 2002 is as follows (000s omitted):

                                                                      2003           2002
                                                                     ------         -------
                          ASSETS

Cash at subsidiary bank                                              $   22         $   130
Investment in subsidiary                                              8,889          14,202
Other                                                                   203             227
                                                                     ------         -------
            Total assets                                             $9,114         $14,559
                                                                     ======         =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Guaranteed preferred beneficial interest in
      junior subordinated debentures                                 $5,051         $ 5,051
Other                                                                    76              67
Stockholders' equity                                                  3,987           9,441
                                                                     ------         -------
           Total liabilities and stockholders' equity                $9,114         $14,559
                                                                     ======         =======

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 21 - PARENT-ONLY FINANCIAL STATEMENTS (CONTINUED)

         The condensed statement of operations for the years ended December 31, 2003, 2002, and 2001 is as follows (000s omitted):

                                                               2003            2002                 2001
                                                              -------        ---------           ---------
Dividends from subsidiary                                     $   131        $     479           $     510
Operating expense                                                 371              317                 305
                                                              -------        ---------           ---------
        Income(loss) - Before income taxes and
                equity in undistributed net income(loss)
                of subsidiary                                    (240)             162                 205
Income tax benefit                                                  -             (104)               (101)
                                                              -------        ---------           ---------
        Income (loss) - Before equity in undistributed
                net income(loss) of subsidiary                   (240)             266                 306
        Equity in undistributed net income(loss)
                of subsidiary                                  (5,170)          (1,641)              1,110
                                                              -------        ---------           ---------
                        Net income(loss)                      $(5,410)       $  (1,375)          $   1,416
                                                              =======        =========           =========

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 21 - PARENT-ONLY FINANCIAL STATEMENTS (CONTINUED)

         The condensed statement of cash flows for the years ended December 31, 2003, 2002, and 2001 is as follows (000s omitted):

                                                             2003             2002            2001
                                                           -------          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                       $(5,410)         $(1,375)         $ 1,416
   Adjustments to reconcile net income (loss)
       to net cash from operating activities:
         Equity in undistributed net (income) loss
           of subsidiary                                     5,170            1,641           (1,110)
         Change in other assets                                 24             (327)             (26)
         Change in other liabilities                             9               (2)             (13)
                                                           -------          -------          -------
              Net cash provided by
                  (used in) operating activities              (207)             (63)             267

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital downstreamed to subsidiary                            -           (2,613)          (2,750)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in short-term borrowings                           -           (2,139)            (911)
   Proceeds from issuance of junior
      subordinate debentures                                     -            5,051                -
   Dividends paid to stockholders                                -             (210)            (192)
   Proceeds from issuance of common stock,
      net of offering expenses                                  99               14            3,517
                                                           -------          -------          -------
              Net cash provided by
                  financing activities                          99            2,716            2,414
                                                           -------          -------          -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                       (108)              40              (69)

CASH AND CASH EQUIVALENTS
   Beginning of year                                           130               90              159
                                                           -------          -------          -------
CASH AND CASH EQUIVALENTS
   End of year                                             $    22          $   130          $    90
                                                           =======          =======          =======

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 22 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Corporation as a going concern. The Corporation has suffered substantial operating losses in 2003 and 2002 that significantly reduced regulatory capital. Losses are expected to continue in 2004. As discussed in Note 19, the Bank's capital levels at December 31, 2003 are significantly less than the requirements imposed by the Office of the Comptroller of the Currency
         (OCC) in a Formal Agreement entered into on July 10, 2003. Requests for extension of the capital requirements were denied by the OCC. Due to noncompliance with the Formal Agreement, the OCC reserves the right to take any action it deems necessary to remedy this noncompliance, including placing the Bank into receivership with the FDIC. In view of these matters, there is substantial doubt as to the Corporation's ability to continue as a going concern.

         In the fourth quarter of 2003, the Board of Directors initiated a possible sale of the Corporation. In the event a sale of the Corporation does not occur, management may attempt to raise additional capital. Implementation of the foregoing alternatives, among other things, would require prior regulatory approval under terms of applicable banking regulations.

         The Board of Directors and management have implemented operational changes to effect corrective action of regulatory concerns noted in the Formal Agreement. These measures include, but are not limited to, substantial changes to the following: policy and operating procedures, operational expense efficiencies, strategic planning, asset/liability management, liquidity management, product offerings and development, staffing analyses, asset contraction and capital management. In the event that a sale of the Corporation does not occur, there are no guarantees that these measures will successfully improve the condition of the Bank and result in the termination of the Formal Agreement. In addition, while these measures are designed to improve the condition of the Bank, there are no guarantees that such measures will successfully enable the Corporation to continue as a going concern.

NORTH BANCORP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2003, 2002, AND 2001

NOTE 23 - SUBSEQUENT EVENT

         On March 4, 2004, the Corporation executed a definitive agreement with Independent Bank Corporation. Under the agreement, stockholders of North Bancorp, Inc. will receive $16.00 per share all payable in Independent Bank Corporation common stock. Based on the number of outstanding shares of North Bancorp, Inc. and subject to certain contingent purchase price adjustments, the aggregate transaction value is $8.5 million. The primary contingency that could impact the aggregate transaction value is that, at the month end immediately prior to closing, North Bancorp, Inc. must have at least $3.8 million of total stockholders' equity. In the event that North Bancorp, Inc.'s total stockholders' equity is below $3.8 million, the total transaction value is reduced dollar for dollar by the amount that North Bancorp, Inc.'s total stockholders' equity is below $3.8 million and the per share transaction value would be adjusted accordingly.

         The agreement provides for the merger of North Bancorp, Inc. into Independent Bank Corporation, and the subsequent consolidation of First National Bank of Gaylord into Independent Bank, a wholly-owned subsidiary of Independent Bank Corporation.

         It is anticipated that the transaction will be completed by July 31, 2004, pending regulatory approvals, the approval of the stockholders of North Bancorp, Inc., and completion of other customary closing conditions.

                                  EXHIBIT INDEX

Number   Exhibit

2 Agreement and Plan of Merger dated March 4, 2004 among Independent Bank Corporation, North Bancorp, Inc. and First National Bank of Gaylord.

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

10.2 Master Revolving Note dated July 31, 2002 made by North Bancorp, Inc. in favor of Comerica Bank, incorporated herein by reference to exhibit
         10.2 of the Registrant's Form 10-KSB dated March 31, 2003.

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

21       Subsidiaries of North Bancorp, Inc.

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.