Form 10QSB
period 2004-03-31
NORTH BANCORP INC
filed 2004-05-17
CIK 1135554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 10, 2004 there were 532,896 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes: [ ]  No: [X]

NORTH BANCORP, INC.
Index


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Condensed Consolidated Balance Sheets - March 31, 2004 and
         December 31, 2003...................................................................       1

         Condensed Consolidated Statements of Operations - Three Months
         Ended March 31, 2004 and 2003.......................................................       2

         Condensed Consolidated Statements of Changes in Stockholders' Equity -
         Three Months Ended March 31, 2004 and 2003..........................................       3

         Condensed Consolidated Statements of Cash Flow - Three Months Ended
         March 31, 2004 and 2003.............................................................       4

         Notes to Condensed Consolidated Financial Statements................................       5

Item 2 - Management's Discussion and Analysis or Plan of Operation...........................  6 - 18

Item 3 - Controls and Procedures.............................................................      19


PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities......      20

Item 6 - Exhibits and Reports on Form 8-K....................................................      20


Signatures...................................................................................      21

Exhibit Index................................................................................      22

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
(UNAUDITED)

                                                              (000'S OMITTED, EXCEPT SHARE DATA)
                                                              MARCH 31, 2004   DECEMBER 31, 2003
                                                              --------------   -----------------
ASSETS
Cash and due from banks                                         $   3,254          $   5,379
Federal funds sold                                                 13,278             13,175
                                                                ---------          ---------
   Cash and cash equivalents                                       16,532             18,554
Interest-bearing deposits in banks                                    297                495
Securities available for sale                                      29,568             30,350
Securities held to maturity                                           760                760
Other securities                                                    2,634              2,606
                                                                ---------          ---------
   Total investments                                               32,962             33,716
Loans, gross                                                      111,568            118,575
   Less: allowance for loan losses                                 (6,416)            (6,582)
                                                                ---------          ---------
        Net loans                                                 105,152            111,993
Bank premise and equipment, net                                     2,344              2,399
Accrued interest receivable                                           718                756
Other real estate owned                                               796                978
Mortgage servicing rights                                             974                981
Other assets                                                        2,711              2,685
                                                                ---------          ---------
   Total other assets                                               5,199              5,400
                                                                ---------          ---------
             Total Assets                                       $ 162,486          $ 172,557
                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits                                    $  14,008          $  16,894
Interest bearing deposits                                         114,894            118,853
                                                                ---------          ---------
   Total deposits                                                 128,902            135,747
Borrowed funds                                                     23,303             26,286
Other liabilities                                                   1,458              1,537
Guaranteed preferred beneficial interest in
             subordinated debentures                                5,000              5,000
                                                                ---------          ---------
   Total liabilities                                              158,663            168,570

Stockholders' Equity
Common stock, $1 par value:                                           533                533
     Authorized - 3,000,000 at March 31, 2004
          and December 31, 2003
     Issued and outstanding - 532,896 at March 31, 2004
          and December 31, 2003
Additional paid-in capital                                          6,101              6,101
Accumulated deficit                                                (3,129)            (2,845)
Accumulated other comprehensive income                                318                198
                                                                ---------          ---------
   Total stockholders' equity                                       3,823              3,987
                                                                ---------          ---------
             Total Liabilities and Stockholders' Equity         $ 162,486          $ 172,557
                                                                =========          =========

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

                                                      (000S OMITTED, EXCEPT PER SHARE DATA)
                                                           THREE MONTHS ENDED MARCH 31
                                                           ---------------------------
                                                              2004             2003
                                                            -------          -------
INTEREST INCOME
   Interest and fees on loans                               $ 1,883          $ 3,184
   Investment securities:
     Taxable                                                    220              233
     Tax-exempt                                                  48               54
   Federal funds sold                                            36               25
                                                            -------          -------
        Total interest income                                 2,187            3,496

INTEREST EXPENSE
   Deposits                                                     659            1,315
   Borrowings                                                   273              389
   Subordinated Debentures                                       61               66
                                                            -------          -------
        Total interest expense                                  993            1,770
                                                            -------          -------
Net interest income                                           1,194            1,726
Provision for loan losses                                       193              709
                                                            -------          -------
Net interest income after provision for loan losses           1,001            1,017

NONINTEREST INCOME
Service charges on deposit accounts                             109              136
Loan servicing fees                                              74               45
Gain on real estate mortgages originated for sale               161              410
Other income                                                    101              102
                                                            -------          -------
        Total noninterest income                                445              693

NONINTEREST EXPENSE
Salaries, wages and benefits                                    780              775
Occupancy expense                                                74               71
Equipment and data processing expense                           129              146
Advertising and public relations                                 12               22
Professional fees                                               145              103
Office supplies and postage                                      42               53
Mortgage servicing rights amortization                          107              127
Other expense                                                   441              395
                                                            -------          -------
        Total noninterest expense                             1,730            1,692
                                                            -------          -------

INCOME (LOSS) - BEFORE INCOME TAXES                            (284)              18

FEDERAL INCOME TAX EXPENSE (BENEFIT)                             --              (12)
                                                            -------          -------

NET INCOME (LOSS)                                           $  (284)         $    30
                                                            =======          =======

EARNINGS (LOSS) PER SHARE                                   $ (0.53)         $  0.06
                                                            =======          =======

DIVIDENDS DECLARED PER SHARE                                $    --          $    --
                                                            =======          =======

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

                                                             (000S OMITTED)
                                                      THREE MONTHS ENDED MARCH 31
                                                      ---------------------------
                                                         2004             2003
                                                       -------          -------
Balance - beginning of period                          $ 3,987          $ 9,441
Net income (loss)                                         (284)              30
Change in net unrealized gain on securities
   available for sale, net of tax                          120              (36)
                                                       -------          -------
     Total comprehensive income (loss)                    (164)              (6)
Dividends declared                                          --               --
Issuance of common stock                                    --               --
                                                       -------          -------
Balance - March 31                                     $ 3,823          $ 9,435
                                                       =======          =======

NORTH BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

                                                                         (000S OMITTED)
                                                                   THREE MONTHS ENDED MARCH 31
                                                                      2004            2003
                                                                    --------        --------
Cash Flows from Operating Activities
   Net income (loss)                                                $   (284)       $     30
   Adjustments to reconcile net income (loss) to net
     cash from operating activities
        Depreciation                                                      61              68
        Provision for loan losses                                        193             709
        Amortization and accretion of securities - Net                    94              53
        Gain on sale of securities available for sale                     (1)             --
        Decrease in accrued interest receivable
          and other assets                                               674               7
        Increase (decrease) in other liabilities                         (79)            103
                                                                    --------        --------
          Net cash provided by operating activities                      658             970

Cash Flows from Investing Activities
   Net decrease in interest-bearing deposits in banks                    198             594
   Purchases of securities available for sale                         (1,160)         (1,317)
   Proceeds from sales of securities available for sale                  408              --
   Proceeds from maturities of securities available for sale           1,561             943
   Proceeds from maturities of securities held to maturity                --             250
   Stock dividend of other securities                                    (28)             --
   Net decrease in loans                                               6,175           7,891
   Purchases of bank premise and equipment                                (6)            (40)
                                                                    --------        --------
          Net cash provided by investing activities                    7,148           8,321

Cash Flows from Financing Activities
   Net increase (decrease) in deposits                                (6,845)          6,809
   Proceeds from long-term borrowings                                     --           2,675
   Repayment of long-term borrowings                                  (2,983)         (3,985)
                                                                    --------        --------
          Net cash provided by (used in) financing activities         (9,828)          5,499
                                                                    --------        --------

Net increase (decrease) in cash and cash equivalents                  (2,022)         14,790

Cash and cash equivalents - January 1                                 18,554           8,292
                                                                    --------        --------

Cash and cash equivalents - March 31                                $ 16,532        $ 23,082
                                                                    ========        ========

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period for interest                         $  1,032        $  1,801
                                                                    ========        ========
   Cash paid (refunded) for income taxes                            $     --        $    634
                                                                    ========        ========
   Loans transferred to other real estate                           $    473        $    714
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation's Form 10-KSB for 2003 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year period.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 532,896 and 525,896 for the three month period ended March 31, 2004 and 2003.

The Corporation does not have any dilutive stock plans; therefore, basic and dilutive earnings per share are the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following "Management's Discussion and Analysis or Plan of Operation" provides additional information to assess the condensed consolidated financial statements of the Corporation through the first quarter of 2004. The discussion should be read in conjunction with those statements.

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

BANK REGULATORY DEVELOPMENTS

On July 10, 2003 the Bank's Board of Directors entered into a supervisory Agreement ("Formal Agreement") with the Bank's primary federal regulator, the Office of the Comptroller of the Currency ("OCC"). The Formal Agreement contains substantive requirements and restrictions regarding the Bank's overall capitalization and its ability to issue cash dividends to the Corporation. It also requires substantive corrective action regarding credit administration, criticized asset management, management, management information systems, strategic planning, internal audit and compliance with laws and regulations. For more information regarding the Formal Agreement, please refer exhibit 99.3 of the 10-QSB, filed August 14, 2003 and herein incorporated by reference.

While Bank management believes the Bank is in compliance with the majority of the articles of the Formal Agreement, the Agreement requires the Bank to achieve by December 31, 2003 a risk-based capital to risk-weighted assets ratio of 10.00% and a risk-based capital to adjusted total assets ratio of 7.50%. The Bank has not achieved the capital levels required by the Formal Agreement, nor does it expect to achieve such capital levels in the foreseeable future.

The Boards of Directors of the Corporation and Bank determined that compliance with the capital requirements of the Formal Agreement would best be achieved through a sale of the Corporation and Bank. Independent Bank Corporation, the Corporation and the Bank have entered into an Agreement and Plan of Merger dated March 4, 2004 under which Independent Bank Corporation has agreed to acquire the Corporation. The transaction is subject to, and contingent upon, regulatory approvals and approval of the shareholders of the Corporation. The necessary regulatory applications were filed with the various regulatory agencies in April 2004. A report on Form 8-K was filed on March 5, 2004 concerning the Agreement and Plan of Merger, and is incorporated herein by reference. The Corporation expects the transaction to be consummated in July of 2004.

For additional information on the Corporation's and the Bank's capital ratios, please refer to the section entitled "Capital Resources," within "Management's Discussion and Analysis or Plan of Operation."

As previously noted, the Agreement restricts the Bank's ability to issue cash dividends to the Corporation. Please refer to Item 5 of the December 31, 2003 Form 10 KSB which is herein incorporated by reference, for more information regarding the payment of dividends.

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

Loan rating system and identification of impaired loans - The Bank has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the loan portfolio. The system considers factors such as a borrower's cash flow, collateral, financial condition, operating performance, repayment history, management, employment history and strength of the industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. The Bank has an internal loan review associate and workout specialists to assess risk ratings. The Bank's loan rating system and identification of impaired loans was the subject of regulatory and auditor criticism with significant recommendations for improvement. Please refer to "Material Conditions Affecting the Corporation and its Performance."

Other real estate owned ("OREO")-Other real estate includes properties acquired through foreclosure proceedings or by acceptance of a deed in lieu of foreclosure. OREO is recorded at the lower of its cost or the estimated fair market value less estimated selling cost. Fair market value may be determined using an available appraisal, less any adjustment Management deems necessary and prudent. Any initial write-down to estimated fair market value less estimated selling costs when the Bank takes possession of and title to the property, is charged to the allowance for loan losses. Subsequent market write-downs of any properties are charged to current period earnings. Real estate market conditions existing at any time may have an effect on the fair market value of the property. The overall condition of the property once the Bank has possession of the property may have an effect on the estimated fair value of the property. In no event, will the property exceed book value once transferred to OREO.

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

Income Taxes - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based upon the tax effects of the various temporary differences between the book and tax bases of the various balance sheet asset and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

FINANCIAL OVERVIEW

Total assets decreased by $10,071,000 or 6% from December 31, 2003 to March 31, 2004. This decrease was primarily the result of a decrease in gross loans of $7,007,000 or 6% to $111,568,000 at March 31, 2004 from $118,576,000 at December
31, 2003. Total deposits decreased $6,845,000 or 5%. Borrowed funds decreased $2,983,000 or 11%. Year-to-date consolidated net loss was $284,000 through March 31, 2004 compared to a net income of $30,000 for the same period in 2003. Basic earnings/(loss) per share were ($0.53) for the three months ended March 31, 2004 compared to $0.06 for the three months ended March 31, 2003.

FINANCIAL CONDITION

INVESTMENTS, FED FUNDS SOLD AND INTEREST-BEARING DEPOSITS

Total investments, including securities available for sale, securities held to maturity, and other securities, were $32,962,000 at March 31, 2004, as compared to $33,716,000 at December 31, 2003. The decrease of $754,000, or 2% is primarily the result of maturities. A 6% decrease in gross loans, from $118,575,000 at December 31, 2003 to $111,568,000 at March 31, 2004 was a
primary source of funds to maintain Federal funds sold balances at previous levels and fund a reduction in deposit balances. Federal funds sold increased $103,000 to $13,278,000 at March 31, 2004 from $13,175,000 at December 31, 2003.
At March 31, 2004 certificates of deposit purchased from other financial institutions totaled $297,000, a 40% decline from December 31, 2003. These deposits are primarily comprised of $99,000 individual certificates of deposit and provide an additional outlet for excess liquidity. Each instrument is fully insured up to $100,000 by the Federal Deposit Insurance Corporation or the National Credit Union Administration. Investment securities and Federal funds sold provide a source of liquidity as well as a means to diversify the risk inherent in the balance sheet.

The Federal funds sold balance has remained relatively stable even after the significant decrease in the loan portfolio. This is due to the decrease in the Bank's borrowed funds and the decrease in deposits as the Bank limits its dependence on wholesale funds and borrowed funds.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of the loan mix at March 31, 2004 and December 31, 2003 (000s omitted):

                                           March 31, 2004               December 31, 2003
                                     -------------------------      -------------------------
                                                   Percent of                     Percent of
                                      Amount       Total Loans       Amount       Total Loans
                                      ------       -----------       ------       -----------
Mortgage loans on real estate
     Residential 1-4 family          $ 44,234           39.6%       $ 45,218           38.1%
     Construction                       2,515            2.3%          4,799            4.0%
     Second mortgage                    1,076            1.0%          1,254            1.1%
     Equity lines of credit             2,316            2.1%          2,083            1.8%
     Commercial                        29,334           26.3%         30,032           25.3%

Commercial loans                       11,928           10.7%         12,326           10.4%

Consumer installment loans
   Direct
        Automobile loans                3,646            3.3%          4,274            3.6%
        Recreational vehicles           1,913            1.7%          2,047            1.7%
        Home equity closed end          4,187            3.7%          4,398            3.7%
        Unsecured                         553            0.5%            808            0.7%
        Equipment loans                   575            0.5%            674            0.6%
        Other                           1,656            1.5%          1,822            1.5%
        Mobile homes                      910            0.8%            944            0.8%
   Indirect

        Automobile loans                3,800            3.4%          4,595            3.9%
        Recreational vehicles           2,609            2.3%          2,989            2.5%
   Personal lines of credit               316            0.3%            312            0.3%
                                     --------       --------        --------       --------
        Total loans                  $111,568          100.0%       $118,575          100.0%
                                     ========       ========        ========       ========

The Corporation's loan portfolio decreased by $7,007,000, or 6%, from $118,575,000 at December 31, 2003 to $111,568,000 at March 31, 2004. Decreases
were noted within each category of loans. Mortgage construction loans decreased 48% or $2,284,000, from $4,799,000 at December 31, 2003 to $2,515,000 at March
31, 2004. Residential real estate loans decreased by $984,000, or 2%, from $45,218,000 at December 31, 2003 to $44,234,000 at March 31, 2004. Consumer
loans decreased by $2,698,000, or 12%, from $22,863,000 at December 31, 2003 to $20,165,000 at March 31, 2004. Commercial loans decreased by $1,096,000, or 3%, from $42,358,000 at December 31, 2003 to $41,262,000 at March 31, 2004. Modified
loan underwriting standards and practices for all loan types continues to cause both the existing loan portfolio and the volume of new loan activity to decline, contributing to the contraction of the entire loan portfolio. As construction loans are maturing, the resulting end loan is generally sold to the secondary market. The Bank has curtailed construction loan product offerings in an effort to reduce credit risk in that portfolio. Management does not expect construction loan volume to approach previous levels. In addition to policy and procedural modifications, Management had previously instituted more conservative pricing policies in an effort to limit loan volume and provide Management a greater capacity to identify and analyze credit risk and strengthen internal controls. The loan portfolio may continue to decline in the second quarter of 2004, though various initiatives are being implemented to generate a greater volume of new loans, including more competitive pricing for various loan products.

Off Balance Sheet Items

The following is a summary of outstanding commitments by the Corporation to grant loans, unfunded commitments under lines of credit and commercial and standby letters of credit at March 31, 2004 and December 31, 2003 (000's omitted):

                                                          March 31,    December 31,
                                                            2004           2003
                                                           ------         ------
Commitments to grant loans                                 $4,194         $2,936
Unfunded commitments under lines of credit                  4,496          4,479
Commercial and standby letters of credit                      146            146
                                                           ------         ------
                                                           $8,836         $7,561
                                                           ======         ======

Outstanding commitments to grant loans, lines of credit and standby letters of credit increased 17% to $8,836,000 at March 31, 2004 from $7,561,000 at December 31, 2003. The increase in such off-balance sheet items is due primarily to an increase in residential mortgage loan activity in the first quarter of 2004. A lower rate environment caused an increase in demand for residential mortgage loans. Such loans are generally sold to the secondary market. Management does not expect all commitments will result in funded loans.

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

Credits classified "Loss":

     Borrowers deemed incapable of repayment of the debt. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather is not practical or desirable to defer writing off these basically worthless assets even though partial recovery may be affected in the future. The credit, or the portion of the credit classified "Loss," will be charged off.

     Characteristics of credits classified "Loss" includes:

         - There exists no identifiable repayment source which is adequate to liquidate the debt.

         -  Borrower has filed for bankruptcy.

         -  The Bank has foreclosed/repossessed the collateral.

The following is a summary of classified loans as of March 31, 2004 and December 31, 2003 (000's omitted):

                                                   March 31, 2004   December 31, 2003
                                                   --------------   -----------------
Loan Category:
   Commercial                                         $13,724            $13,469
   Residential real estate mortgages                   14,568             12,989
   Consumer                                             1,819              2,996
                                                      -------            -------
   Total classified assets                            $30,111            $29,454
                                                      =======            =======

Classified assets increased 2% through the first quarter of 2004. The overall amount increased $657,000 to $30,111,000 at March 31, 2004 from $29,454,000 at
December 31, 2003. As of March 31, 2004 loans rated Substandard comprised 94% of total classified loans, or $28,421,000, while loans rated Doubtful comprised 6% of total classified loans, or $1,690,000. As of December 31, 2003 loans rated Substandard comprised 93% of total classified loans, or $27,522,000, while loans rated Doubtful comprised 7% of classified loans, or $1,932,000. There were no loans classified as Loss at March 31, 2004 and December 31, 2003.

The Bank's largest lending relationship of $2,349,000 was classified during the beginning of the fourth quarter of 2003. The allocation to the allowance for loan losses was $235,000. The Bank anticipates full payment of principal and interest on this loan. The loan is also fully supported by real estate and other collateral.

The increase in classified loans is due to several factors including more effective problem loan identification. In addition to the various credit administration and underwriting weaknesses noted elsewhere, the weak economic environment in northern Michigan has adversely impacted the overall credit quality of the loan portfolio. Additionally, the Bank's market area is heavily reliant on the tourism industry. Although the weather conditions during the 2003-2004 winter season were favorable in January and February, it did not completely help overcome unfavorable weather conditions during the December 2003 holidays, during which many local businesses generate a substantial portion of their annual revenues. These conditions negatively impacted the local economy in the Bank's trade area. The combination of these factors, in addition to improved credit administration processes, contributed to the increase in classified assets from December 31, 2003.

As discussed in previous regulatory filings and elsewhere in this document, Management has instituted a comprehensive credit administration process to appropriately manage classified loans and implement corrective measures to eliminate the basis for classification. These measures include formal loan workout planning and implementation, greater senior management oversight of classified loans and independent internal loan review evaluation. Despite these actions, classified loans may continue to increase throughout the remainder of 2004.

The Bank continues to administer specific criticized asset plans for each criticized asset that equals or exceeds $100,000, which is required by the Formal Agreement. Please refer to Exhibit 99.3 of the June 30, 2003 Form 10-QSB to view the Formal Agreement in its entirety.

At March 31, 2004, non-performing loans, which include non-accrual loans and loans 90 or more days past due and still accruing interest, totaled $14,047,000. Total non-accrual loans of $14,047,000 were comprised of 155 loans. There were no loans 90 or more days past due and still accruing interest. At December 31, 2003, nonperforming loans totaled $12,650,000, of which $12,650,000 represented non-accrual loans and again, there were no loans 90 or more days past due and still accruing interest. The reasons for the increase in non-performing loans is substantially the same as noted above in the discussion of classified loans. The Corporation generally places loans on non-accrual status when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The Corporation also places loans on non-accrual status when it deems the collection of such interest unlikely. Loans are returned to a full accrual status when the loan is brought current according to all terms of the loan agreement, all past due principal and interest is paid and the Corporation deems its collateral position adequate to warrant a return to accrual status, as specified in the Uniform Retail Credit Classification and Account Management Policy.

The Corporation expects the level of non-performing loans to remain at current levels or increase throughout the remainder of 2004. Nonperforming loans are included in the classified loan totals disclosed above.

At March 31, 2004, OREO decreased $182,000 to $796,000, which represents a 19% decrease from the December 31, 2003 total of $978,000. The decrease in OREO is due to the sale of several OREO properties. Throughout the remainder of 2004, the number and dollar amount of other real estate properties most likely will increase. As the Bank forecloses and gains possession of real properties, write-downs to the allowance for loans losses and additional market value write-downs and losses on sale of such properties may occur.

The Corporation had troubled debt restructurings of $5,123,000 as of March 31, 2004 and $4,918,000 at December 31, 2003. These loans are also classified and are included in the classified loan totals discussed above. Troubled debt restructuring refers to the granting of a concession to a borrower, such as reducing the interest rate, the principal balance outstanding and/or accrued interest, or by extending the maturity of the loan, that would lower the present value of expected future cash flows to less than the book value of the original loan.

The following table details the allocations of allowances for loan losses as of March 31, 2004 and December 31, 2003 (000s omitted):

                                                Allowance         Percent of                        Percent of Allowance
                                                for Loan             Total               Loans       for Loan Losses to
MARCH 31, 2004                                   Losses            Allowance          Outstanding     Loans Outstanding
--------------                                   ------            ---------          -----------     -----------------
Domestic:
   Commercial loans                             $  2,776               43.3%           $ 41,262               6.73%
   Residential real estate mortgages               2,485               38.7%             47,626               5.22%
   Residential construction mortgages                 19                0.3%              2,515               0.76%
   Consumer loans                                    886               13.8%             20,165               4.39%
Foreign                                               --                n/a                  --                n/a
Unallocated                                          250                3.9%                 --                n/a
                                                --------           --------            --------
   Total                                        $  6,416              100.0%           $111,568
                                                ========           ========            ========

                                                Allowance         Percent of                        Percent of Allowance
                                                for Loan             Total               Loans       for Loan Losses to
DECEMBER 31, 2003                                Losses            Allowance          Outstanding     Loans Outstanding
--------------                                   ------            ---------          -----------     -----------------
Domestic:
   Commercial loans                             $  2,994               45.5%           $ 42,358               7.07%
   Residential real estate mortgages               2,137               32.5%             48,555               4.40%
   Residential construction mortgages                 32                0.5%              4,799               0.67%
   Consumer loans                                  1,193               18.1%             22,863               5.22%
Foreign                                               --                - %                  --                n/a
Unallocated                                          226                3.4%                 --                n/a
                                                --------           --------            --------
   Total                                        $  6,582              100.0%           $118,575
                                                ========           ========            ========


The allowance for loan losses as a percentage of total loans was 5.8% at March 31, 2004, compared to 5.6% at December 31, 2003. The unallocated portion of the allowance for loan losses as a percentage of the entire allowance for loan losses moderately increased to 3.9% at March 31, 2004 compared to 3.4% at December 31, 2003.

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

The activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003 is presented in the following table (000s omitted):

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                       2004             2003
                                                      ------           ------
Balance - beginning of period                         $6,582           $4,512
Loans charged-off:
   Commercial loans                                      210               10
   Real estate mortgage loans                            121               91
   Consumer loans                                        244              292
                                                      ------           ------
     Total charge-offs                                   575              393
Recoveries:
   Commercial loans                                       62               10
   Real estate mortgage loans                             65               36
   Consumer loans                                         89               72
                                                      ------           ------
     Total recoveries                                    216              118
Provision for loan losses                                193              709
                                                      ------           ------
Balance - March 31                                    $6,416           $4,946
                                                      ======           ======

The Bank has experienced higher charge-off activity through the first quarter of 2004 compared to the same period in 2003. Recoveries have also increased during the same period of time due mainly to an increased usage of small claims court and more timely charge-off and repossession of the asset which results in the subsequent recovery. Future plans include sending charged-off accounts to attorneys for collection and continuing to use the small claim process. The weaknesses noted in the "Material Conditions Affecting the Corporation and its Performance" are a direct cause of the higher level of loan charge-off activity. The Corporation expects loan charge-off activity to remain elevated throughout 2004.

MATERIAL CONDITIONS AFFECTING THE CORPORATION AND ITS PERFORMANCE

The Corporation's previous filings, including the December 31, 2002 and 2003 10-KSBs and various 10-QSBs disclosed material adverse conditions affecting the financial performance of the Corporation. Substantial increases in classified loans, loan charge-off activity, loan loss provisions and decreases in earnings were caused by the following:

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

Bank management believes it has appropriately addressed the material weaknesses previously noted. Corrective action consisted of multiple initiatives related to policy and procedure adherence, establishment of effective internal loan review and internal audit processes, procedures and reporting processes to effect more timely risk identification and corrective measures, creation of a credit department to improve administrative capacity, monitoring procedures to ensure adherence to policy and procedures and other actions to improve the lending function.

See "Bank Regulatory Developments" for information regarding formal supervisory activities of the Bank's regulator and "Corporation Regulatory Developments" for information regarding certain restrictions placed on the Corporation.

DEPOSITS

Total deposits decreased $6,845,000, or 5%, from $135,747,000 at December 31, 2003 to $128,902,000 at March 31, 2004. Brokered certificates of deposits decreased 11% to $8,227,000 at March 31, 2004 and comprised 6% of total deposits as compared to $9,281,000 at December 31, 2003 and 7% of total deposits. Brokered certificates of deposit are acquired through an intermediary and typically require the Bank to pay a fee. As the Bank's capitalization is no longer considered "well-capitalized," it must obtain permission from the FDIC to acquire additional brokered funds. It is the intent of Bank management to no longer utilize brokered funds; however, the Bank may resume use of wholesale certificates of deposits, should the need arise.

BORROWED FUNDS

In addition to deposits, the Bank also utilizes the Federal Home Loan Bank of Indianapolis (FHLBI) as a primary funding source. The Bank considers the FHLBI a stable source of funding at competitive rates. FHLBI advances decreased by $2,983,000, or 11%, from $26,286,000 at December 31, 2003 to $23,303,000 at
March 31, 2004. Overall, the need for borrowings from the FHLBI declined due to the contraction of the loan portfolio through the first quarter of 2004. It has been the Bank's intent to continue to decrease the borrowings at the FHLBI because current liquidity estimates indicate surplus funds will be available; however, continuing throughout 2004, the Bank may begin to renew selected FHLBI advances based on available liquidity, advance term and rate, and loan demand.

OTHER LIABILITIES

In 2002 Gaylord Partners, Limited Partnership (the "Partnership"), a special-purpose subsidiary of North Bancorp, Inc., privately placed $5,000,000 of preferred securities which are reflected on the consolidated balance sheet as Guaranteed Preferred Beneficial Interests in the Corporation's Junior Subordinated Debentures (the "preferred securities"). Dividends from the Bank remain the primary source to fund payment of debt service obligations of the preferred securities. Prior approval from the OCC is required before any dividends can be paid by the Bank under various regulatory requirements. Bank Management does not anticipate that such approval will be granted. Additionally, prior approval of the Federal Reserve Bank of Chicago is required before the Corporation can make any interest payment. The Corporation's Board of Directors approved deferral of interest payments in 2004 according to the terms and conditions of the preferred securities. Please refer to Bank Regulatory Developments and Corporation Regulatory Developments for additional information regarding regulatory activities and requirements.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the quarter ended March 31, 2004 totaled $1,194,000 and represented a decrease of $532,000, or 31%, compared to the same period one year ago. Interest income decreased $1,309,000 to $2,187,000 in the three months ended March 31, 2004 from $3,496,000 for the same period in 2003. The decrease in interest income was primarily due to the decrease in the volume of loans, a decline in the rate of interest loans are earning, and the recognition of classified and non-performing loans, including an increased level of non-accrual loans, as discussed in the "Loans and Allowance for Loan Losses" section. Interest expense decreased $777,000 to $993,000 in the three months ended March 31, 2004 from $1,770,000 for the same period in 2003. Declining interest expense is due to a reduced volume of interest-bearing liabilities, decreased rates paid on interest - bearing deposits, maturities of borrowed funds, and maturities of higher rate brokered and wholesale deposits.

NET INTEREST MARGIN

Following are the net interest margin calculations for the three months ended March 31, 2004 and 2003 (000s omitted):

                                                                         Three Months Ended March 31
                                          ------------------------------------------------------------------------------------------
                                                             2004                                            2003
                                          ------------------------------------------      ------------------------------------------
                                          Average                            Average      Average                            Average
                                          Balance         Interest            Rate        Balance         Interest            Rate
Federal funds sold                        $ 15,133        $     36            0.95%       $ 12,970        $     25            0.78%
Int bearing cash and due from banks            364               2            2.20%          2,416              16            2.69%
Investment securities - taxable             27,815             218            3.14%         20,008             217            4.40%
Investment securities - tax-exempt           5,317              73            5.51%          6,051              82            5.50%
Loans, net of unearned income              115,405           1,884            6.55%        167,309           3,185            7.72%
                                          --------        --------                        --------        --------
Total earning assets                      $164,034        $  2,213            5.41%       $208,754        $  3,525            6.85%
                                          ========        --------                        ========        --------
Interest bearing deposits                 $109,829        $    659            2.41%       $141,095        $  1,315            3.78%
Borrowed funds                              24,763             273            4.42%         34,213             389            4.61%
Subordinated debentures                      5,000              61            4.89%          5,000              66            5.35%
                                          --------        --------                        --------        --------
Total interest bearing liabilities        $139,592        $    993            2.85%       $180,308        $  1,770            3.98%
                                          ========        --------                        ========        --------
Net interest income (FTE)                                 $  1,220                                        $  1,755
                                                          ========                                        ========
FTE adjustment                                                  26                                              29
Net interest spread (FTE)                                                     2.56%                                           2.87%
Net interest margin (as a percentage
   of earning assets) (FTE)                                                   3.02%                                           3.41%



The Bank's net interest margin decreased to 3.02% for the three months ended March 31, 2004 from 3.41% for the same period in 2003. The net interest margin compression continues to reflect the effects of refinancing, reversing income from current period interest income in response to recognizing non-accrual loans, the exceptionally low interest rate environment, the adverse affects from non-accrual loans, and overall declines in the loan portfolio.

The net interest margin table above shows that for the three months ended March 31, 2004 the Bank's loan portfolio generated an average yield of 6.55%, compared to 7.72% for the same period a year ago. Many loan customers took advantage of the lower rate environment to reduce their borrowing costs by refinancing their loans before scheduled maturity. The consumer loan portfolio, which traditionally produces a higher yield, has decreased substantially over the same period of the previous year.

Interest expense was lower for the three months ended March 31, 2004 compared to the same period in 2003, as the Bank took advantage of the low rate environment to reduce its cost of funds. The average cost of funds for interest bearing deposits for the three months ended March 31, 2004 was 2.41% compared to 3.78% for the same period in 2003. The Bank should continue to experience declining interest expense costs as certificates of deposits with above market interest rates continue to mature throughout 2004. The Corporation's subordinated debentures are above current funding rates, which contributes negatively to the overall cost of funds. The average cost of funds for borrowings declined to 4.42% for the three months ended March 31, 2004 from 4.61% for the same period in 2003.

The net interest margin is not expected to show marked improvement due to the low interest rate environment which is expected to continue into the near future, and local competition in both loan and deposit products, and the continuing effects of non-accrual loans.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to operations was $193,000 for the quarter ended March 31, 2004 as compared to $709,000 for the quarter ended March 31, 2003. The reduced loan loss provision is reflective of several factors. First, the rate of increase in classified and non-performing loans has moderated. Second, loan charge-offs, though still more than the same period of 2003, also shows a moderating rate of increase. Third, substantial loan loss provisions in 2003 were reflective of potential loan charge-offs identified in the loan portfolio. A reduced amount of new potential loan charge-offs were identified in the first quarter of 2004 and thus allowed for a moderated amount of loan loss provisions. Net loan charge-offs for the quarter ended March 31, 2004 totaled $359,000 as compared to $275,000 for the quarter ended March 31, 2003. The level of loan charge-off activity may remain elevated during 2004. Additional loan loss provisions may be necessary to account for any additional risks identified and/or continued loan charge-off activity. Please refer to the "Loans and Allowance for Loan Losses" section for additional information.

NON-INTEREST INCOME

Non-interest income decreased by $248,000 to $445,000 for the quarter ended March 31, 2004 as compared to $693,000 for the quarter ended March 31, 2003. The decrease in non-interest income was primarily due to a decreased volume of real estate mortgage loans originated for sale. The gain on the sale of such loans was $161,000 for the three months ended March 31, 2004 as compared to $410,000 for the three months ended March 31, 2003. The income recognized in connection with the recording of the mortgage servicing rights asset for these loans sold was $98,000 for the quarter ended March 31, 2004 as compared to $263,000 for the quarter ended March 31, 2003. The required quarterly mortgage servicing rights valuation was completed during the first quarter which did not show any needed valuation adjustment. In an effort to mitigate exposure to interest rate risk, most fixed rate, residential real estate loans are sold to the Federal Home Loan Mortgage Corporation. The Bank retains the servicing and receives a gain on the sale of such loans and records the servicing rights asset with corresponding income at the time the loans are sold. Though the Bank experienced an increase in residential mortgage loan activity in the first quarter of 2004, it remained below previous levels as the amount of borrowers who would benefit from a mortgage refinance has declined due to the increase in secondary market rates from previous lower levels.

NON-INTEREST EXPENSE

Non-interest expense increased by $38,000 to $1,730,000 for the quarter ended March 31, 2004 as compared to $1,692,000 for the quarter ended March 31, 2003.

Professional fees increased during the first quarter of 2004 by $42,000 to $145,000 primarily due to workout specialist fees and an increase in legal fees associated with loan collection activities and various litigation efforts. FDIC premiums have increased significantly from quarterly billings through March 2003 of $6,700 to $70,000 through March 2004. As of December 31, 2003, the Bank was adequately capitalized, which represents a change from December 31, 2002, when the Bank was well capitalized. Bank management expects to continue to pay higher FDIC premiums due to the Bank's overall capitalization and other regulatory factors.

FEDERAL INCOME TAX EXPENSE

The Corporation had no federal income tax credit or expense as for the quarter ended March 31, 2004 as compared to a federal income tax credit of $12,000 for the quarter ended March 31, 2003. The Corporation has been restricted from accounting for income tax credits due to the current condition of the Corporation.


LIQUIDITY

The Bank must maintain an adequate liquidity position in order to respond to extensions of credit, the short-term demand for funds caused by withdrawals from deposit accounts, and for payment of operating expenses. Maintaining adequate liquidity is accomplished through management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. Primary liquid assets of the Bank are cash and amounts due from banks, federal funds sold, investments held as "available for sale," and maturing loans. The Bank views Federal funds purchased and advances from the Federal Home Loan Bank system as a primary source of immediate liquidity, should the need arise. The Bank anticipates renewing selected advances to fund liquidity requirements, as necessary. Maturities in the Bank's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments and loans. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution. As with previous periods, the Corporation maintained an elevated amount of liquidity to recognize potential reputation risks typically associated with financial institutions operating under a formal supervisory action. Please refer to the section entitled "Investments, Fed Funds Sold and Interest-Bearing Deposits" for additional information in liquid assets.

At March 31, 2004, the Bank held cash and cash equivalents of $16,532,000 and $29,568,000 of the Bank's investment securities were classified as available for sale. However, $4,297,000 of available-for-sale investment securities are pledged as collateral to the FHLBI and not available for liquidity needs. The amortized cost of the available for sale securities was less than the fair value at quarter-end, primarily as the result of decreasing interest rates, which resulted in an unrealized gain within the investment portfolio. Management does not believe the sale of any of the Bank's securities would materially affect the overall financial condition of the Corporation. Management believes it has sufficient liquidity and sources of liquidity to meet its obligations.

The Bank had a net decrease in cash and cash equivalents of $2,022,000 for the three months ended March 31, 2004 and a net increase of $14,790,000 for the three months ended March 31, 2003. Net income/(loss) was ($284,000) and $30,000 for three months ended March 31, 2004 and 2003, respectively. After adjustments for noncash items - which consist primarily of the provision for loan losses, deferred federal income taxes, depreciation and amortization - and changes in other assets and other liabilities, the net cash provided by operating activities totaled $658,000 and $970,000 for the three months ended March 31, 2004 and 2003, respectively.

The Bank's investing activities relate to interest bearing deposits in banks, available for sale and held to maturity investment securities, loans, and premises and equipment. The net cash provided by investing activities totaled $7,148,000 and $8,321,000 for the three months ended March 31, 2004 and 2003, respectively.

Net cash provided by (used in) financing activities totaled ($9,828,000) and $5,499,000 for the three months ended March 31, 2004 and 2003, respectively. Financing sources for the Bank are primarily deposits and borrowings. The cash provided by financing activities decreased from 2003 to 2004. The net decrease in deposits was $6,845,000 for 2004 as compared to a net increase of $6,809,000 for 2003. The net decrease in borrowings from December 31, 2003 to March 31, 2004 totaled $2,983,000.

The Bank has contractual payments due on time deposits and Federal Home Loan Bank advances of $39,035,000 and $5,393,000, respectively, in 2004. In an effort to decrease dependency on wholesale and brokered funds, the Bank anticipates only local, core time deposits will be renewed and retained upon maturity. Depending on the economic and competitive conditions at the time of maturity, the rates paid on renewed time deposits may differ from the rates currently paid. Currently, the Bank anticipates renewing selected Federal Home Loan Bank advances or out-of-area time deposits, depending on liquidity requirements as affected by local deposit and loan activity. At March 31, 2004, the Bank had the ability to borrow an additional $5,971,000 from the Federal Home Loan Bank. This amount may decline as the amount of collateral fluctuates due to loan payoff activity, delinquency rates of mortgage loans pledged as collateral and maturity activity of investment securities. Collateral consists of a limited amount of US Treasuries, first and second home loan mortgages, and commercial type property mortgages. This amount may decrease as the residential mortgage loan portfolio continues to contract. Other qualifying assets, such as additional investment securities, may be pledged to ensure that sufficient collateral is maintained.

CAPITAL RESOURCES

As previously noted, the supervisory Agreement between the Bank and the OCC establishes minimum capital requirements. Please refer to the section entitled "Bank Regulatory Developments" for additional information.

Actual capital ratios as of March 31, 2004 and December 31, 2003, are shown in the following table (000's omitted):

                                                                                                          Minimum Required to be
                                                                           Minimum Required for           Well Capitalized Under
                                                                             Capital Adequacy            Prompt Corrective Action
                                                   Actual                        Purposes                       Provisions
                                           -----------------------        -----------------------        ------------------------
AS OF MARCH 31, 2004:
   Total Capital
     (to Risk Weighted Assets)
     Consolidated                          $ 9,158           9.11%        $ 8,038           8.00%            n/a            n/a
     First National Bank of Gaylord          9,650           9.62           8,022           8.00         $10,027          10.00%
   Tier I Capital
     (to Risk Weighted Assets)
     Consolidated                          $ 4,579           4.56%        $ 4,019           4.00%            n/a            n/a
     First National Bank of Gaylord          8,333           8.31           4,011           4.00         $ 6,016           6.00%
   Tier I Capital
     (to Average Assets)
     Consolidated                          $ 4,579           2.72%        $ 6,734           4.00%            n/a            n/a
     First National Bank of Gaylord          8,333           4.96           6,723           4.00         $ 8,403           5.00%

AS OF DECEMBER 31, 2003:
   Total Capital
     (to Risk Weighted Assets)
     Consolidated                          $ 9,908           9.34%        $ 8,489           8.00%            n/a            n/a
     First National Bank of Gaylord          9,929           9.38           8,472           8.00         $10,590          10.00%
   Tier I Capital
     (to Risk Weighted Assets)
     Consolidated                          $ 4,954           4.67%        $ 4,244           4.00%            n/a            n/a
     First National Bank of Gaylord          8,542           8.07           4,236           4.00         $ 6,354           6.00%
   Tier I Capital
     (to Average Assets)
     Consolidated                          $ 4,954           2.66%        $ 7,452           4.00%            n/a            n/a
     First National Bank of Gaylord          8,542           4.59           7,444           4.00         $ 9,305           5.00%



The increased credit risk discussed in the "Loans and Allowance for Loan Losses," "Provision for Loan Losses" and "Material Conditions Affecting the Corporation and its Performance" sections represent increased demands on the Corporation's capital. It is possible that loan charge-offs and/or increasing classified assets will require additional loan loss provisions of a sufficient amount to cause the Corporation and/or the Bank to fall below the nominal levels considered "adequately-capitalized" by the regulatory authorities.

Management has initiated steps to decrease risk-weighted and average assets of the Bank. In doing so, the size of the Bank will decrease which will help increase the capital ratios.

Please refer to the section entitled "Bank Regulatory Developments" for information regarding formal supervisory activities of the Bank's regulator and "Corporation Regulatory Developments" for information regarding certain restrictions placed on the Corporation.

ITEM 3. CONTROLS AND PROCEDURES

         a. Evaluation of disclosure controls and procedures. The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the chief executive and chief financial officers of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

         b. Changes in internal controls. There have been no changes in the Corporation's internal controls over financial reporting that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting, except the Corporation has made and continues to make various substantial changes to internal controls with regard to loan administration and loan underwriting subsequent to the date of the evaluation of disclosure controls by the chief executive and chief financial officers. Please refer to "Material Conditions Affecting the Corporation and Its Performance" in "Management's Discussion and Analysis or Plan of Operation" for additional information regarding loan underwriting, loan administration and internal control deficiencies and corrective actions.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

The information required by this item is contained in the sections entitled "Bank Regulatory Developments" and Corporation Regulatory Developments" within
Part I, Item 2-Management's Discussion and Analysis or Plan of Operation, and is hereby incorporated by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.1 Agreement and Plan of Merger dated March 4, 2004 among Independent Bank Corporation, North Bancorp, Inc. and First National Bank of Gaylord, incorporated herein by reference to
                  Exhibit 2 to the Corporation's Form 10-KSB for the fiscal year ended December 31, 2003.

31.1              Certification of Chief Executive Officer.

31.2              Certification of Chief Financial Officer.

32.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.


(b)      Reports on Form 8-K

On March 5, 2004 a Form 8-K was filed disclosing the execution of an Agreement and Plan of Merger with Independent Bank Corporation.

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




                                   NORTH BANCORP, INC.



                                   By:  /s/ William A. Kirsten
                                        -------------------------------------
                                        William A. Kirsten
                                        President and Chief Executive Officer



                                   And: /s/ Susan A. Norris
                                        -------------------------------------
                                        Susan A. Norris
                                        Chief Financial Officer


DATED: May 14, 2004

EXHIBIT INDEX



Number            Exhibit
2.1               Agreement and Plan of Merger dated March 4, 2004 among
                  Independent Bank Corporation, North Bancorp, Inc. and First
                  National Bank of Gaylord, incorporated herein by reference to
                  Exhibit 2 to the Corporation's Form 10-KSB for the fiscal year ended December 31, 2003.

31.1              Certification of Chief Executive Officer.

31.2              Certification of Chief Financial Officer.

32.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.